Form 10-Q
period 1999-07-03
DAVIDS BRIDAL INC
filed 1999-08-16
CIK 1080187

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 1999

                                            OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
            from             to
                 -----------    ----------

Commission File No. 0-26079
                    -------

                         David's Bridal, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

               Florida                              65-0214563
      -------------------------------       ---------------------------
      (State or other jurisdiction of       (I.R.S. Employer ID number)
       incorporation or organization)


   44 W. Lancaster Ave, Ardmore, Pennsylvania           19003
   ------------------------------------------         ----------
      (Address of principal executive offices)        (Zip code)

                                 610-896-2111
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject
to such filing requirements for the past 90 days.  Yes (   )   No ( x )


As of July 3, 1999 there were 19,366,166 shares of the registrant's Common Stock outstanding.

---------------------------------------------------------------------
Index                                                         Page
---------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
--------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            July 3, 1999 and January 2, 1999                     3

            Consolidated Statements of Operations-
            Thirteen and Twenty-six weeks ended
            July 3, 1999 and July 4, 1998                        4

            Condensed Consolidated Statements of
            Cash Flows - Twenty-six weeks ended
            July 3, 1999 and July 4, 1998                        5

            Notes to Condensed Consolidated
            Financial Statements                               6-7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                          8-17

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                     17

PART II - OTHER INFORMATION                                     18
----------------------------

SIGNATURE                                                       20

Item 1.

DAVID'S BRIDAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(dollar amounts in thousands, except per share amounts)

                                                                  July 3,1999     January 2, 1999*
                                                                -------------      -------------
ASSETS
 Current Assets:
   Cash and cash equivalents..................................     $   13,823         $      320
   Accounts receivable........................................          3,597              2,423
   Merchandise inventories....................................         40,983             37,799
   Prepaid and other expenses.................................          3,520              2,323
                                                                -------------      -------------
      Total Current Assets....................................         61,923             42,865
                                                                -------------      -------------
 Property and Equipment-at cost:
   Land.......................................................          1,196              1,196
   Building and improvements..................................         14,868             13,433
   Furniture, fixtures and equipment..........................         13,922             10,791
   Construction in progress...................................          2,798              2,062
                                                                 ------------      -------------
                                                                       32,784             27,482
   Less accumulated depreciation and amortization.............          8,566              6,832
                                                                -------------      -------------
      Total Property and Equipment............................         24,218             20,650

 Other........................................................          1,586              2,043
                                                                -------------      -------------
Total Assets..................................................     $   87,727         $   65,558
                                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Bank overdrafts............................................          5,276              4,033
   Current portion of capitalized lease obligations...........            285                134
   Current portion of long-term debt..........................            150                147
   Accounts payable...........................................          7,080              6,070
   Accrued expenses...........................................         10,560              4,837
   Income taxes payable.......................................            -                  355
   Deferred tax liabilities...................................            236                236
                                                                -------------      -------------
      Total Current Liabilities...............................         23,587             15,812
                                                                -------------      -------------
 Long-Term Debt, less current maturities......................          2,191             19,366
                                                                -------------      -------------
 Deferred Rent................................................          3,255              2,861
                                                                -------------      -------------
 Capitalized Lease Obligations, net of current portion........            813                281
                                                                -------------      -------------
 Commitments and Contingencies

 Stockholders' Equity:
   Convertible Preferred Stock, liquidation value
      $33,977 at January 2, 1999..............................             -                  11
   Common Stock:
    Common Stock, par value $.01 per share:
     Authorized 100,000,000 shares - Issued and
     outstanding 19,366,166...................................            194                 -
    Class A, par value $.01 per share:
     Authorized 16,250,000 shares - Issued and
     outstanding 9,739,848....................................             -                  97
    Class B, par value $.01 per share:
     Authorized 1,500,000 shares - None issued or
     outstanding..............................................             -                  -
    Class C, par value $.01 per share:
     Authorized 3,750,000 shares - None issued or
     outstanding..............................................             -                  -
  Additional paid-in capital..................................         40,764             18,282
  Retained earnings...........................................         16,923              8,848
                                                                  -----------        -----------
      Total Stockholders' Equity..............................         57,881             27,238
                                                                  -----------        -----------
Total Liabilities and Stockholders' Equity....................        $87,727            $65,558
                                                                  ===========        ===========


See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at January 2, 1999.

                                         DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (dollar amounts in thousands, except per share amounts)
                                                       UNAUDITED

                                                    Thirteen weeks ended        Twenty-six weeks ended
                                                ---------------------------  ---------------------------
                                                July 3, 1999   July 4, 1998  July 3, 1999   July 4, 1998
                                                ------------   ------------  ------------   ------------

Net sales.....................................       $46,274        $32,517      $100,361        $68,145
Other income..................................         3,536          2,671         6,253          4,640
                                                ------------   ------------   -----------   ------------
Total revenues................................        49,810         35,188       106,614         72,785

Cost of sales, including buying, distribution
  and occupancy costs.........................        26,922         19,615        55,891         39,751
                                                ------------   ------------   -----------   ------------
Gross profit..................................        22,888         15,573        50,723         33,034

Selling, general and administrative expenses..        17,222         12,056        37,413         24,588
                                                ------------   ------------   -----------   ------------
Income from operations........................         5,666          3,517        13,310          8,446

Interest expense, net.........................           103            256           375            565
                                                ------------   ------------   -----------   ------------
Income before income taxes....................         5,563          3,261        12,935          7,881

Provision for income taxes....................         2,058          1,200         4,860          2,997
                                                ------------   ------------   -----------   ------------
Net income....................................       $ 3,505        $ 2,061      $  8,075        $ 4,884
                                                ============   ============   ===========   ============
Net income per share:
Basic.........................................       $  0.25        $  0.21      $   0.69        $  0.50
Diluted.......................................       $  0.19        $  0.11      $   0.43        $  0.27

Weighted shares outstanding:
Basic.........................................        13,775          9,740        11,758          9,762
Diluted.......................................        18,818         18,320        18,716         18,339


See notes to condensed consolidated financial statements.

                                       DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (dollar amounts in thousands)
                                                       UNAUDITED
                                                                   Twenty-six weeks ended
                                                              ----------------------------------
                                                              July 3, 1999         July 4, 1998
                                                              --------------      --------------
     Net Cash Provided by Operating Activities.............       $  11,969            $  6,936

Cash Flows from Investing Activities:
     Capital expenditures..................................          (4,683)             (3,695)
     Other, net............................................             170                  -
                                                               -------------       -------------
     Net Cash Used in Investing Activities.................          (4,513)             (3,695)

Cash Flows from Financing Activities:
     Net payments under revolving credit agreement.........         (17,100)             (1,500)
     Net proceeds from issuance of common stock............          21,430                  -
     Reduction of long-term debt...........................            (205)               (112)
     Repayment of short-term debt..........................              -                 (460)
     Proceeds from exercise of stock options...............             723                  -
     Increase in bank overdrafts...........................           1,243                 386
     Repurchase of common stock............................             -                  (651)
     Payment of debt issue costs...........................             (44)                (17)
                                                               -------------       -------------
     Net Cash Provided by (Used in)Financing Activities....           6,047              (2,354)
                                                               -------------       -------------
Net Increase in Cash.......................................          13,503                 887
Cash and Cash Equivalents at Beginning of Year.............             320                 464
                                                               -------------       -------------
Cash and Cash Equivalents at End of Period.................       $  13,823             $ 1,351
                                                               =============       =============

See notes to condensed consolidated financial statements.

DAVID'S BRIDAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of July 3, 1999, the consolidated statements of earnings for the thirteen and twenty-six week periods ended
July 3, 1999 and July 4, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 3, 1999 and July 4, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at July 3, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. The results of operations for the thirteen and twenty-six week periods ended July 3, 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2. Initial Public Offering

In June of 1999 the Company completed an initial public offering of its Common stock at a price of $13 per share. All outstanding shares of Preferred stock converted into 7,543,817 shares of Common stock. A total of 8,400,000 shares of Common stock were sold during the offering which included 1,935,581 shares sold by the Company, 6,317,499 shares sold by shareholders and 146,920 shares sold which were issued immediately prior to completion of the offering in connection with the exercise of stock options.

The net proceeds to the Company were $21.4 million. At the time of the offering , the Company granted stock options to purchase 762,530 shares of Common stock to employees at an exercise price of $13.

NOTE 3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Checks issued in excess of cash balances are reflected as bank overdrafts
 . Cash and cash equivalents includes investments of $11,817,000 in short-term securities as of July 3, 1999.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (first-in, first-out) or market. Costs associated with certain buying, receiving and distribution activities are included in inventories.

NOTE 5.  Net Income Per Share

                                                    Thirteen weeks ended                  Twenty-six weeks ended
(in thousands, except per share data)        ---------------------------------    ----------------------------------
                                               July 3, 1999        July 4, 1998      July 3, 1999         July 4,1998
                                             --------------      --------------    --------------      --------------
(a) Net Income...................................  $3,505             $2,061           $8,075             $4,884
---------------------------------------------------------------------------------------------------------------------

(b) Basic weighted average number of Common
      shares outstanding during the period.......  13,775              9,740           11,758              9,762

(c) Weighted average Common shares assumed
      issued upon conversion of preferred stock..   4,532              8,242            6,387              8,242

(d) Weighted average Common shares assumed
      issued upon exercise of dilutive stock
      options, net of assumed repurchase, at
      the average market price...................     511                338              571                335
---------------------------------------------------------------------------------------------------------------------
(e) Diluted weighted average number of
      Common shares assumed outstanding during
      the period.................................  18,818             18,320           18,716             18,339
---------------------------------------------------------------------------------------------------------------------
    Basic Income per Share (a/b)................. $   .25            $   .21          $   .69            $   .50
    Diluted Income per Share (a/e)............... $   .19            $   .11          $   .43            $   .27
---------------------------------------------------------------------------------------------------------------------



Note 6.  Commitments and Contingencies

The Company has entered into a lease agreement to expand their warehouse by 36,000 square feet increasing the total warehouse space to 90,000 square feet. In addition, the Company has entered into an agreement to purchase larger offices in the year 2000 for a purchase price of $7,275,000. The Company anticipates funding the purchase of their new offices through mortgage financing and cash from operations.

From time to time the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions of this nature cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.

                                             DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This report contains forward-looking statements under the caption "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and elsewhere in this report.  For these statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform
Act of 1995.


     When used in this report, the words "anticipate", "believe", "estimate" and similar expressions are generally intended to identify forward-looking statements.  There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

- changes in general economic and business conditions and those in the bridal industry in particular

- action of competitors

- our ability to recover our costs in the pricing of our products

- the extent to which we are able to develop new products and expand our business into new markets

- our inability to effectively manage our growth

- the level of demand for our product

- changes in our business strategies

- developments in international markets

- our inability to obtain financing when required

Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues          Percentage Change
--------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     July 3, 1999        July 4, 1998         Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)         Fiscal 1998
--------------------------------------------------------  --------------      --------------     -----------------
Net Sales...............................................       92.9%               92.4%               42.3%
Other Income............................................        7.1                 7.6                32.3
                                                              ------              ------
Total Revenues..........................................      100.0               100.0                41.6

Cost of sales, including buying, distribution and
  occupancy costs.......................................       54.0                55.7                37.3
                                                              ------              ------
Gross Profit............................................       46.0                44.3                47.0

Selling, General and Administrative Expenses............       34.6                34.3                42.9
                                                              ------              ------
Income from operations..................................       11.4                10.0                61.1

Interest Expense, net ..................................        0.2                 0.7               (59.9)
                                                              ------              ------
Income Before Income Taxes..............................       11.2                 9.3                70.6

Income Tax Provision....................................        4.2                 3.4                71.4
                                                              ------              ------
Net Income  ............................................        7.0%                5.9%               70.1
                                                              ======              ======




Thirteen Weeks Ended July 3,1999 vs. Thirteen Weeks Ended July 4, 1998
----------------------------------------------------------------------------

TOTAL REVENUES. Total revenues for the thirteen weeks ended July 3, 1999
(second quarter of fiscal 1999) were $49.8 million, an increase of $14.6 million , or 41.6% from the thirteen weeks ended July 4, 1998 (second quarter of fiscal
1998). We attribute the $14.6 million increase to a $6.3 million, or 18.4%, increase in comparable store sales, $3.3 million from stores opened in fiscal 1999 and $5.0 million from stores opened in fiscal 1998 but not qualifying as comparable stores.

GROSS PROFIT. Gross profit for the second quarter of fiscal 1999 was $22.9 million (46.0% of total revenues) as compared with $15.6 million (44.3% of total revenues)in the second quarter of fiscal 1998. We were able to achieve higher gross profit as a percentage of total revenues due to an improvement in merchandise margins coupled with decreases as a percentage of total revenues in buying and store occupancy costs. Buying costs decreased as a percentage of total revenues due to the application of fixed costs over a larger total revenue base. Store occupancy costs decreased as a percentage of total revenues primarily due to the 18.4% increase in comparable store sales, the timing of new store openings and the volume of new store sales. We were able to achieve higher merchandise margins through our international and domestic direct sourcing efforts, which have resulted in lower product costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $17.2 million (34.6% of total revenues) in the second quarter of fiscal 1999 as compared with $12.1 million (34.3% of total revenues) in the second quarter fiscal 1998. The significant components of selling, general and administrative expenses include store personnel costs, store selling expenses, back office support costs and advertising expenses.
The $5.1 million increase in selling, general and administrative expenses reflects our continued investment in personnel and infrastructure as well as an increase in variable store selling expenses to support the new store openings and our continued future growth plans. The increase in selling, general and administrative expenses as a percentage of total revenues was primarily due to increases in store personnel and back office expenses, partially offset by decreases in advertising and store selling expenses as a percentage of total revenues. Store personnel costs increased due to higher employee benefit costs coupled with an increase in store payroll expense as a percentage of total
revenues.   Back office support costs increased as a percentage of total revenues primarily due to Year 2000 remediation costs and consulting costs related to income tax planning. Store selling expenses decreased as a percentage of total revenues due to decreases in our variable costs as a percentage of total revenues.

INTEREST EXPENSE, net. Interest expense in the second quarter of fiscal 1999 was $103,000 as compared to $256,000 in the second quarter of fiscal 1998. The decrease was due to lower interest rates coupled with lower debt levels as a result of financing more of our growth with cash provided by operations and proceeds received from our initial public offering.

TAXES. Our effective tax rate was 37.0% in second quarter of fiscal 1999, compared to 36.8% in fiscal 1998.

NET INCOME. As a result of the factors described above, our net income in the second quarter of fiscal 1999 was $3.5 million, an increase of 70.1%, or $1.4 million, over our second quarter of fiscal 1998 net income of $2.1 million.

                                        DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues          Percentage Change
--------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                   July 3, 1999        July 4, 1998         Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)          Fiscal 1998
--------------------------------------------------------  --------------      --------------     -----------------
Net Sales...............................................       94.1%               93.6%               47.3%
Other Income............................................        5.9                 6.4                34.7
                                                              ------              ------
Total Revenues..........................................      100.0               100.0                46.5

Cost of sales, including buying, distribution and
  occupancy costs.......................................       52.4                54.6                40.6
                                                              ------              ------
Gross Profit............................................       47.6                45.4                53.5

Selling, General and Administrative Expenses............       35.1                33.8                52.2
                                                              ------              ------
Income from operations..................................       12.5                11.6                57.6

Interest Expense, net ..................................        0.4                 0.8               (33.7)
                                                              ------              ------
Income Before Income Taxes..............................       12.1                10.8                64.1

Income Tax Provision....................................        4.5                 4.1                62.1
                                                              ------              ------
Net Income  ............................................        7.6%                6.7%               65.3
                                                              ======              ======


Twenty-six Weeks Ended July 3, 1999 vs. Twenty-six Weeks Ended July 4, 1998
- ------------------------------------------------------------------------------
TOTAL REVENUES. Total revenues for the twenty-six weeks ended July 3, 1999 (first half of fiscal 1999) were $106.6 million, an increase of $33.8 million, or 46.5% from the twenty-six weeks ended July 4, 1998 (first half of fiscal
1998). We attribute the $33.8 million increase to a $16.1 million, or 22.6%, increase in comparable store sales, $4.0 million from stores opened in fiscal 1999, $13.6 million from stores opened in fiscal 1998 but not qualifying as comparable stores and an increase in third party promotional fees.


GROSS PROFIT. Gross profit for the first half of fiscal 1999 was $50.7 million (47.6% of total revenues) as compared with $33.0 million (45.4% of total revenues) in the first half of fiscal 1998. We were able to achieve higher gross profit as a percentage of total revenues due to an improvement in merchandise margins coupled with decreases in buying and store occupancy costs. The decreases in buying and store occupancy costs as a percentage of total revenues were achieved by leveraging these fixed costs over a larger total revenue base. We were able to achieved higher merchandise margins through our international and domestic direct sourcing efforts, which have resulted in lower product costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $37.4 million (35.1% of total revenues) in the first half of fiscal 1999 as compared with $24.6 million (33.8% of total revenues) in the first half of fiscal 1998. The significant components of selling, general and administrative expenses include store personnel costs, store selling expenses, back office support costs and advertising expenses. The increase in selling, general and administrative expenses as a percentage of total revenues was due primarily to increases in store personnel, back office expenses and advertising expense, partially offset by a decrease in store selling expenses as a percentage of total revenues. Advertising expense increased as a percentage of total revenues due to heightened levels of national and local advertising. Store personnel costs increased as a percentage of total revenues due to higher store payroll expense coupled with higher employee benefit costs. Back office support costs increased as a percentage of total revenues primarily due to higher personnel costs and Year 2000 remediation costs and consulting costs related to an income tax study. Store selling expenses decreased as a percentage of total revenues due to decreases in our variable costs as a percentage of total revenues.


INTEREST EXPENSE. Interest expense in the first half of fiscal 1999 was $375,000 as compared to $565,000 in the first half of fiscal 1998. The decrease was due to lower interest rates coupled with lower debt levels as a result of financing more of our growth with cash provided by operations and proceeds received from our initial public offering.

TAXES. Our effective tax rate was 37.6% in first half of fiscal 1999, compared to 38.0% in fiscal 1998.


NET INCOME. As a result of the factors described above, our net income in the first half of fiscal 1999 was $8.1 million, an increase of 65.3%, or $3.2 million, over our first half of fiscal 1998 net income of $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES - July 3, 1999
----------------------------------------------


We require cash principally to finance capital investment in new stores, new store inventory and seasonal working capital. We opened 10 stores in the first half of fiscal 1999 and anticipate opening approximately 12 additional stores during the balance of fiscal 1999. We currently estimate that our capital expenditures will be approximately $11.0-$12.0 million in fiscal 1999 including the $4.7 million incurred during the first half of fiscal 1999. Our capital expenditures will be incurred to open new stores, remodel or expand existing stores and fund capital investment activities. The $11.0-$12.0 million we anticipate spending will be used for the following:

- $6.0 million for new stores,
- $3.5 million on improvements to existing stores
- $825,000 for the introduction of a new warehouse management system
- $1.2 million on various capital investment activities

We have entered into a lease agreement to expand our warehouse by 36,000 square feet increasing our warehouse space to 90,000 square feet. In addition, we have entered into an agreement to purchase larger offices in the year 2000 at a cost of approximately $7,275,000. We anticipate funding the purchase of our new offices through mortgage financing and cash from operations.

We believe that our cash flow from operations, proceeds from our initial public offering and amounts available under our revolving credit agreement will be sufficient to fund anticipated capital expenditures and working capital requirements for at least the next 12 months. Our working capital was $38.3 million at the end of the first half of fiscal 1999 as compared to $24.5 million at the end of the first half of fiscal 1998.

Our cash flows provided by operating activities was $12.0 million for the first half of fiscal 1999 as compared to $6.9 million in the first half of fiscal 1998
 . The increase was primarily due to higher net income coupled with increases in accrued expenses partially offset by an increase in inventory levels related to new store openings and support of sales growth.

Our net cash used in investing activities in the first half of 1999 was $4.5 million as compared to $3.7 million in the first half of fiscal 1998. Our cash used in investing activities primarily represents our capital expenditures in opening new stores.

Our net cash provided by financing activities in the first half of fiscal 1999 was $6.0 million as compared to net cash used of $2.4 million in the first half of fiscal 1998. The $6.0 million of cash provided by financing activities in the first half of fiscal 1999 was primarily from the net proceeds received from our initial public offering partially offset by the repayment of the outstanding amounts under our revolving credit agreement.

The Revolving Credit Agreement provides for borrowings up to $30.0 million, of which up to $25.0 million may be used for letters of credit. Cash borrowings and letters of credit are secured by all of our assets. Our borrowings under this agreement are restricted to a specified percentage of our accounts
receivable and inventory.   Specifically we are not permitted to borrow
amounts that are greater than the sum of 80% of our eligible accounts receivable and 60% of our eligible inventory. The revolving credit agreement provides some exceptions to these limitations. These exceptions allow us to exceed these limitations by $3.0 million from October 31, 1999 to March 31, 2000 and $2.0 million from October 1, 2000 to March 31, 2001. The interest rates that we are charged under our revolving credit agreement are variable.

We can choose to have our interest rate based on:

- The higher of the U.S. federal funds rate plus 0.5% and our bank's prime rate, or
- Adjusted LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our financial performance.

As of July 3, 1999, we had no cash borrowings, issued $3.2 million of letters of credit and had $25.2 million available to borrow under our revolving credit agreement . Our long-term debt including capitalized lease obligations, as a percentage of our total capitalization, was 4.9% at the end of the first half of fiscal 1999 as compared to 35.8% at the end of the first half of fiscal 1998.

We currently intend to retain all future earnings to fund the development and growth of our business. We do not currently anticipate paying any cash dividends. Our board of directors will make future decisions regarding cash dividends on our common stock. These decisions will depend on our results of operations, financial position, capital requirements, general business conditions and restrictions imposed by any financing arrangements. Our revolving credit agreement currently prohibits the payment of dividends.

SEASONALITY

Our business is subject to seasonal variations and our revenues and income historically have been higher from January through April and lower from October through December. Our working capital requirements tend to fluctuate throughout the year and increase during the months of November and December. This is because we increase our inventory in these months to support the next years sales, which tend to be higher from January through April.

YEAR 2000 COMPLIANCE

The Year 2000 issue results from the writing of computer programs using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations. In this section we will describe our current state of readiness for the Year 2000 issue and other information relating to the Year 2000 issue.

Information Technology Systems - Our core information technology system is the STS integrated retail system. The system supports our major business functions, including merchandise planning, finance and accounting, and point-of-sale systems. With STS we have completed an analysis of all modules included in this retail system to insure that they are Year 2000 compliant. Year 2000 remediation has been completed for all STS modules except for point-of-sale and decision support. The decision support remediation solution was issued for implementation and has be scheduled for completion in the third quarter. The point of sale remediation is in process and is scheduled to be complete by the end of the third quarter.

Our other information technology systems are either internally developed legacy systems or "off the shelf" applications. The most significant legacy system is our distribution system, which supports distribution center operations and inventory transfers among stores. Our new warehouse system, which will replace our distribution system will be Year 2000 compliant. We have scheduled this new system to be implemented in the fourth quarter of fiscal 1999. Other legacy systems support special order warehouse processing allocation and replenishment systems. Our assessment of the Year 2000 readiness of these systems is underway, and remediation is expected to be complete in the third quarter of fiscal 1999. Our "of the shelf" applications have been inventoried and assessed for compliance. In all instances the applications are compliant, scheduled for remediation or not critical to the daily operations or decision support processes. We do not believe that non-compliance of "off the shelf" applications would materially adversely affect our operations.

Non-Information Technology Systems- Non-information technology systems are systems which contain embedded technology such as microcontrollers. Our non-technology systems include security systems, fax machines, elevators and HVAC systems. Our preliminary assessment of non-information technologies do not have embedded date functions for the models utilized in our corporate and field facilities and, therefore, are not subject to Year 2000 issues.

Material Third Party Relationships- We have made inquiries of our principal suppliers and service providers to determine the affect on our business if these third parties fail to remediate their own Year 2000 issues. These parties include merchandise vendors, business service vendors, including our credit card processor and telecommunications providers, and our joint venture partner, which sources merchandise from Asia. All principal suppliers and service providers have been contacted by us to assess compliance efforts and the risk to us related to Year 2000 issues. These communications were completed either by direct mail, electronic mail, or researching Year 2000 Internet sites. We have received replies from approximately 95% of our merchandise vendors with each either providing a statement of compliance or signing a statement of compliance which we provided. These communications are retained in our Year 2000 archives in order for us to monitor the progress these third parties are making to remediate their Year 2000 issues. The assessment of the remaining
5% is in-progress and are expected to be completed by the end of the third quarter. We have considered the responses from all of our service vendors and are in the process of remediating non-compliant systems.

We have entered into a contract with an external contractor to provide business solutions for some of our year 2000 efforts. The scope of the contract includes network, server and desktop remediation at all corporate facilities and the installation of a POS upgrade, provided by our POS software vendor STS, at store level. We have assigned one full time resource to manage the Year 2000 project team. The project team is comprised of seven of our key employees, each of who represents our key business functions. The team meets on a weekly basis assessing our progress and reports on a biweekly basis to our Year 2000 steering committee, which is comprised of several members of executive management.

Through July 3, 1999, we have incurred approximately $200,000 in remediation costs associated with Year 2000 issues. We estimate that an additional $375,000 will be incurred during the remainder of fiscal 1999 to complete our Year
2000 remediation. The significant components of the total cost include $100,000 to upgrade our POS system, $115,000 to remediate our network hardware, $75,000 for application software remediation, $50,000 for Year 2000 testing of systems and software and $40,000 on vendor supply chain compliance.

If STS is unable to remedy non-compliant modules, we will have to process key business functions with less efficient systems. These key business functions include the following functions:

- Merchandising
- Finance and Accounting
- Point of Sale
- Distribution
- Replenishment

The current point of sale system supports the sales and returns of merchandise, inventory receipts, transfer of merchandise between locations and price change functions. This information is collected through a nightly polling process initiated from our corporate data center. The system also supports credit authorization and settlement processing with our financial settlement vendors
 . In the case where the POS system is not available, the normal nightly process would be modified to correct date sensitive information. A separate process to ensure accurate reporting of sales and inventory data would validate the data. If credit services were not available the store would initiate manual telephone authorizations and batch settlements. These efforts would be manually intensive and would result in a delay in daily financial reporting.

The failure to have the new warehouse management system implemented on a timely basis could disrupt the movement of inventory into and out of our distribution center and our ability to transfer gowns from store to store. This could have an adverse effect on our ability to supply merchandise on a timely basis, and therefore on our revenues. The remediation of our current distribution system is part of the new warehouse management system project plan and we would rely on this remediation if the new warehouse management system is not completed on schedule. We do not believe that difficulties with regard to our other legacy systems would materially adversely affect our operations.

If our joint venture partner or a large number of our merchandise vendors are not Year 2000 compliant, our ability to purchase merchandise and take delivery of merchandise on a timely basis may be materially adversely affected. If our business service vendors are not Year 2000 compliant, a variety of functions essential to the operation of our business, such as telecommunications, could be severely impaired. If our telecommunications and credit card processing service providers are not Year 2000 compliant on a timely basis, our operations could be materially adversely affected. If our telecommunication providers are not compliant, we would be required to migrate our service to a compliant vendor. If our credit card processor is not compliant, we would be required to approve and settle credit requests manually. This may require the imposition of credit limits in the absence of direct approval by the credit card processor, a highly cumbersome process when applied to individual sales.

Our new distribution system, scheduled for implementation in October 1999, is designed to remediate Year 2000 distribution and allocation system issues. As a contingency, the project schedule includes a plan to remediate the current systems.

Remediation of our point-of-sale system is in process and scheduled to be completed in August 1999. Our contingency plan is to apply additional store staff to process transactions manually and to use additional staff at our headquarters to ensure accurate financial reporting. The contingency procedure will be paper based, manually intensive, slower and more costly.

We have not yet established a contingency plan with respect to non-compliant STS modules or telecommunications service providers. If, by the end of the third quarter of fiscal 1999, we determine that a contingency plan is required with regard to non-compliant STS modules or telecommunications service providers, we will formulate a contingency plan, which we anticipate will be completed by the end of the fourth quarter of 1999.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative fiancial instruments for speculative or trading purposes.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates to its long-term debt obligations. The fixed rate of 8% on the Company's long-term debt at July 3, 1999 approximates market rates: thus, the fair value of the debt approximates its reported value. Borrowings under the Company's Revolving Credit Agreement are based on current market rates and are fixed for a period not exceeding 6 months. Thus, the fair value of these borrowings approximates its reported value. No borrowings were outstanding under this agreement at June 3, 1999. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

PART II - OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds

On May 26, 1999, the Company consummated its initial public offering (the "Offering") of its Common stock, par value $.01 (the "Common Stock"). The registration statement relating to this offering (File No. 333-72693) was declared effective on May 20, 1999. Donaldson, Lufkin & Jenrette were the managing underwriters of the Offering. The Offering terminated June 23, 1999 upon the consummation of the sale of all shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and certain shareholders of the Company in the Offering were as follows:

                           Shares        Aggregate                    Aggregate
                         Registered  Price Registered  Amount Sold   Price Sold
                         ----------  ----------------  -----------  -----------
The Company               1,935,581       $25,162,553    1,935,581  $25,162,553

The Selling Shareholders  7,264,419       $94,437,447    6,464,419  $84,037,447


The Company incurred the following expenses with respect to the Offering during the period January 1999 through June 1999, none which were direct or indirect payments to directors, officers, or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the
Company:

                 Underwriting
                  Discounts
               And Commissions          Other Expenses         Total Expenses
               ---------------          --------------         --------------
                $1,698,472                $2,033,548             $3,732,020

The net offering proceeds to the Company after deducting the foregoing discounts , commissions, fees and expenses were $21,430,533. An estimate of how these proceeds were used by the Company during the period May 25, 1999 through July 3, 1999 is as follows:

        Investments in short-term securities          $11,800,000
        Repayment of Revolving Credit Agreement         7,200,000
        Capital expenditures                            1,300,000
        General corporate purchases                     1,100,000

None of the foregoing expenses constituted direct or indirect payments to directors, officers, or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information

On June 7, 1999, the Company made a loan in the principal amount of $450,000 (the "Loan") to Robert Huth ("Huth") associated with his relocation and establishment of a permanent residence in the vicinity of our primary executive office. The Loan is evidenced by a Promissory Note dated as of June 7, 1999 executed by Huth in the Company's favor in the principal amount of $450,000. The Promissory Note includes the following terms:

  -The Loan bears interest at the rate of 8% per annum

  -On each of June 6, 2000 and June 6, 2001, to the extent Huth remains employed by us as of such date, principal in the amount of $150,000, and all accrued interest as of such date, shall be forgiven

  -On June 6, 2002, to the extent Huth remains employed by us as of such date, all remaining principal and interest shall be forgiven

  -All principal and interest shall be forgiven in the event we terminate Huth without cause

  -Huth shall be required to pay us all principal and accrued interest which has not been forgiven, within thirty days following the date on which Huth is either terminated for cause or voluntarily resigns his employment with the Company



Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                   (27)   Financial Data Schedule

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DAVID'S BRIDAL, INC.
                                               --------------------
                                                       (Registrant)


Date:                                          By:  /s/ Edward S. Wozniak
     ----------------------                    --------------------------
                                                        Edward S. Wozniak
                                            Senior Vice President Finance,
                                            & Chief Financial Officer