Form 10-Q
period 1999-10-02
DAVIDS BRIDAL INC
filed 1999-11-15
CIK 1080187

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject
to such filing requirements for the past 90 days.  Yes ( x )   No (  )


As of October 2, 1999 there were 19,366,166 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------
Index                                                         Page
--------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            October 2, 1999 and January 2, 1999                   3

            Consolidated Statements of Operations-
            Thirteen and Thirty-nine weeks ended
            October 2, 1999 and October 3, 1998                   4

            Condensed Consolidated Statements of
            Cash Flows - Thirty-nine weeks ended
            October 2, 1999 and October 3, 1998                   5

            Notes to Condensed Consolidated
            Financial Statements                                  6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                              8

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                      15

PART II - OTHER INFORMATION                                      16
----------------------------

SIGNATURE                                                        17

Item 1.

DAVID'S BRIDAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(dollar amounts in thousands, except per share amounts)

                                                               October 2,1999     January 2, 1999*
                                                                -------------      -------------
ASSETS
 Current Assets:
   Cash ......................................................     $    1,665         $      320
   Short-term investments.....................................         11,665                 -
   Accounts receivable........................................          3,746              2,423
   Merchandise inventories....................................         40,058             37,799
   Prepaid and other expenses.................................          2,560              2,323
                                                                -------------      -------------
      Total Current Assets....................................         59,694             42,865
                                                                -------------      -------------
 Property and Equipment-at cost:
   Land.......................................................          1,196              1,196
   Building and improvements..................................         15,737             13,433
   Furniture, fixtures and equipment..........................         14,982             10,791
   Construction in progress...................................          3,549              2,062
                                                                 ------------      -------------
                                                                       35,464             27,482
   Less accumulated depreciation and amortization.............          9,472              6,832
                                                                -------------      -------------
      Total Property and Equipment............................         25,992             20,650

 Other........................................................          1,619              2,043
                                                                -------------      -------------
Total Assets..................................................     $   87,305         $   65,558
                                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Bank overdrafts............................................     $    4,643         $    4,033
   Current portion of capitalized lease obligations...........            289                134
   Current portion of long-term debt..........................            139                147
   Accounts payable...........................................          4,793              6,070
   Accrued expenses...........................................          9,927              4,837
   Income taxes payable.......................................            473                355
   Deferred tax liabilities...................................            236                236
                                                                -------------      -------------
      Total Current Liabilities...............................         20,500             15,812
                                                                -------------      -------------
 Long-Term Debt, less current maturities......................          2,158             19,366
                                                                -------------      -------------
 Deferred Rent................................................          3,378              2,861
                                                                -------------      -------------
 Capitalized Lease Obligations, net of current portion........            739                281
                                                                -------------      -------------
 Commitments and Contingencies

 Stockholders' Equity:
   Convertible Preferred Stock, liquidation value
      $33,977 at January 2, 1999..............................             -                  11
   Common Stock:
    Common Stock, par value $.01 per share:
     Authorized 100,000,000 shares - Issued and
     outstanding 19,366,166 at October 2, 1999................            194                 -
    Class A, par value $.01 per share:
     Authorized 16,250,000 shares - Issued and
     outstanding 9,739,848 at January 2, 1999.................             -                  97
    Class B, par value $.01 per share:
     Authorized 1,500,000 shares - none issued or
     outstanding..............................................             -                  -
    Class C, par value $01 per share:
     Authorized 3,750,000 shares - none issued or
     outstanding..............................................             -                  -
  Additional paid-in capital..................................         40,789             18,282
  Retained earnings...........................................         19,547              8,848
                                                                  -----------        -----------
      Total Stockholders' Equity..............................         60,530             27,238
                                                                  -----------        -----------
Total Liabilities and Stockholders' Equity....................        $87,305            $65,558
                                                                  ===========        ===========


See notes to condensed consolidated financial statements.
*Taken from the audited consolidated financial statements at January 2, 1999.

                                           DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (dollar amounts in thousands, except per share amounts)
                                                       UNAUDITED

                                                    Thirteen weeks ended       Thirty-nine weeks ended
                                                ---------------------------  ---------------------------
                                                Oct. 2,1999    Oct. 3, 1998  Oct. 2, 1999   Oct. 3, 1998
                                                ------------  -------------  ------------   ------------

Net sales.....................................       $43,249        $31,833      $143,610        $99,978
Other income..................................         3,993          2,623        10,246          7,263
                                                ------------   ------------   -----------   ------------
Total revenues................................        47,242         34,456       153,856        107,241

Cost of sales, including buying, distribution
  and occupancy costs.........................        25,907         19,742        81,798         59,493
                                                ------------   ------------   -----------   ------------
Gross profit..................................        21,335         14,714        72,058         47,748

Selling, general and administrative expenses..        17,219         12,547        54,632         37,135
                                                ------------   ------------   -----------   ------------
Income from operations........................         4,116          2,167        17,426         10,613

Interest (income) expense, net................           (56)           292           319            857
                                                ------------   ------------   -----------   ------------
Income before income taxes....................         4,172          1,875        17,107          9,756

Provision for income taxes....................         1,564            694         6,424          3,691
                                                ------------   ------------   -----------   ------------
Net income....................................       $ 2,608        $ 1,181      $ 10,683        $ 6,065
                                                ============   ============   ===========   ============
Net income per share:
Basic.........................................       $  0.13        $  0.12      $   0.75        $  0.62
Diluted.......................................       $  0.13        $  0.06      $   0.56        $  0.33

Weighted shares outstanding:
Basic.........................................        19,366          9,740        14,294          9,755
Diluted.......................................        19,787         18,429        19,073         18,369


See notes to condensed consolidated financial statements.

                                         DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (dollar amounts in thousands)
                                                       UNAUDITED
                                                                   Thirty-nine weeks ended
                                                              ----------------------------------
                                                              October 2, 1999    October 3, 1998
                                                              ---------------    ---------------
     Net Cash Provided by Operating Activities.............       $  15,011            $ 10,396
                                                               -------------       -------------
Cash Flows from Investing Activities:
     Capital expenditures..................................          (7,512)             (5,785)
     Short-term investments................................         (11,648)                 -
     Other, net............................................             170                  -
                                                               -------------       -------------
     Net Cash Used in Investing Activities.................         (18,990)             (5,785)
                                                               -------------       -------------
Cash Flows from Financing Activities:
     Net payments under revolving credit agreement.........         (17,100)             (2,800)
     Net proceeds from issuance of common stock............          21,454                  -
     Reduction of long-term debt...........................            (319)               (184)
     Repayment of short-term debt..........................              -                 (460)
     Proceeds from exercise of stock options...............             723                  -
     Increase in bank overdrafts...........................             610                  97
     Repurchase of common stock............................              -                 (651)
     Payment of debt issue costs...........................             (44)                (22)
                                                               -------------       -------------
     Net Cash Provided by (Used in)Financing Activities....           5,324              (4,020)
                                                               -------------       -------------
Net Increase in Cash.......................................           1,345                 591
Cash at Beginning of Year..................................             320                 464
                                                               -------------       -------------
Cash at End of Period......................................       $   1,665             $ 1,055
                                                               =============       =============

See notes to condensed consolidated financial statements.

DAVID'S BRIDAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of October 2, 1999, the consolidated statements of operations for the thirteen and thirty-nine week periods ended October 2, 1999 and October 3, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 2, 1999 and October 3, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at October 2, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. The results of operations for the thirteen and thirty-nine week periods ended October 2, 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2. Initial Public Offering

In June of 1999 the Company completed an initial public offering of its Common stock at a price of $13 per share. All outstanding shares of Preferred stock converted into 7,543,817 shares of Common stock. A total of 8,400,000 shares of Common stock were sold during the offering which included 1,935,581 shares sold by the Company, 6,317,499 shares sold by shareholders and 146,920 shares sold which were issued immediately prior to completion of the offering in connection with the exercise of stock options. The net proceeds to the Company were $21.5 million. At the time of the offering, the Company granted stock options to purchase 762,530 shares of Common stock to employees at an exercise price of $13.


NOTE 3. Short-term Investments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has classified its entire portfolio of short-term investments as available for sale as they are available to support current operations or to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses included in stockholders' equity. Dividend and interest income is recognized when earned and is recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such amortization is also included in interest income. The Company currently invests only in high-quality, short-term securities in accordance with its investment policy. As such, there were no significant differences between amortized cost and estimated fair value at October 2, 1999 or unrealized gains and losses have been minimal.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (first-in, first-out) or market. Costs associated with certain buying, receiving and distribution activities are included in inventories.

NOTE 5.  Net Income Per Share

(in thousands, except per share data)
                                                 Thirteen weeks ended                  Thirty-nine weeks ended
                                             --------------------------------    ----------------------------------
                                             Oct. 2, 1999        Oct. 3, 1998      Oct. 2, 1999        Oct. 3, 1998
                                             ------------      --------------    --------------      --------------
(a) Net Income...................................  $2,608             $1,181           $10,683            $6,065
-------------------------------------------------------------------------------------------------------------------

(b) Basic weighted average number of Common
      shares outstanding during the period.......  19,366              9,740           14,294              9,755

(c) Weighted average Common shares assumed
      issued upon conversion of preferred stock..      -               8,242            4,258              8,242

(d) Weighted average Common shares assumed
      issued upon exercise of dilutive stock
      options, net of assumed repurchase, at
      the average market price...................     421                447              521                372
-------------------------------------------------------------------------------------------------------------------
(e) Diluted weighted average number of
      Common shares assumed outstanding during
     the period.................................   19,787             18,429           19,073             18,369
-------------------------------------------------------------------------------------------------------------------
    Basic Income per Share (a/b)................. $   .13            $   .12          $   .75            $   .62
    Diluted Income per Share (a/e)............... $   .13            $   .06          $   .56            $   .33
-------------------------------------------------------------------------------------------------------------------


Note 6.  Commitments and Contingencies

The Company has entered into a lease agreement to expand their warehouse by 36,000 square feet increasing the total warehouse space to 90,000 square feet. In addition, the Company has entered into an agreement to purchase larger offices for a purchase price of $7,275,000. The Company anticipates funding the purchase of their new offices through mortgage financing and cash from operations.

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

     For example, our statements regarding our readiness for the year 2000, anticipated expenditures for year 2000 readiness, effects of the year 2000, our continued growth plans, estimated capital expenditures, anticipated expenditures and funding requirements, sources of funding, adequacy of funding, anticipated new store openings and the payment of dividends.
In addition, when used in this report, the words "anticipate", "believe", "estimate" and similar expressions are generally intended to identify forward-looking statements. For these statements we claim the protection of the safe harbor for forward-looking statements contained in the
Private Securities Litigation Reform Act of 1995.  There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

- changes in general economic and business conditions and those in the bridal industry in particular

- actions of competitors

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


                                                           Percentage of Total Revenues          Percentage Change
--------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     October 2, 1999     October 3, 1998      Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)         Fiscal 1998
--------------------------------------------------------  --------------      --------------     -----------------
Net sales...............................................       91.5%               92.4%               35.9%
Other income............................................        8.5                 7.6                52.2
                                                              ------              ------
Total Revenues..........................................      100.0               100.0                37.1

Cost of sales, including buying, distribution
  and occupancy costs...................................       54.8                57.3                31.2
                                                              ------              ------
Gross Profit............................................       45.2                42.7                45.0

Selling, General and Administrative Expenses............       36.5                36.4                37.2
                                                              ------              ------
Income from operations..................................        8.7                 6.3                90.0

Interest (Income) Expense, net .........................       (0.1)                0.9              (119.3)
                                                              ------              ------
Income Before Income Taxes..............................        8.8                 5.4               122.6

Income Tax Provision....................................        3.3                 2.0               125.7
                                                              ------              ------
Net Income  ............................................        5.5%                3.4%              120.8
                                                              ======              ======




Thirteen Weeks Ended October 2,1999 vs. Thirteen Weeks Ended October 3, 1998
----------------------------------------------------------------------------

TOTAL REVENUES. Total revenues for the thirteen weeks ended October 2, 1999 (third quarter of fiscal 1999) were $47.2 million, an increase of $12.8 million, or 37.1% from the thirteen weeks ended October 3, 1998 (third quarter of fiscal 1998). We attribute the $12.8 million increase to a $4.8 million, or 14.1%, increase in comparable store sales, $5.0 million from stores opened in fiscal 1999, $2.7 million from stores opened in fiscal 1998 but not qualifying as comparable stores and an increase in third party promotional fees.

GROSS PROFIT. Gross profit for the third quarter of fiscal 1999 was $21.3 million (45.2% of total revenues) as compared with $14.7 million (42.7% of total revenues) in the third quarter of fiscal 1998. We were able to achieve higher gross profit as a percentage of total revenues due to an improvement in merchandise margins coupled with a decrease in buying costs as a percentage of total revenues partially offset by an increase in distribution costs. We were able to achieve higher merchandise margins through our international and domestic direct sourcing efforts, which have resulted in lower product costs. Buying costs decreased as a percentage of total revenues due to the application of fixed costs over a larger total revenue base. Distribution costs increased as a percentage of total revenues due primarily to increased personnel costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $17.2 million (36.5% of total revenues) in the third quarter of fiscal 1999 as compared with $12.5 million (36.4% of total revenues) in the third quarter fiscal 1998. The significant components of selling, general and administrative expenses include store personnel costs, store selling expenses, back office support costs and advertising expenses.
The $4.7 million increase in selling, general and administrative expenses reflects our continued investment in personnel and infrastructure as well as an increase in variable store selling expenses to support the new store openings and our continued future growth plans. The increase in selling, general and administrative expenses as a percentage of total revenues was primarily due to increases in media and store personnel expenses, partially offset by decreases in back office costs and store selling expenses as a percentage of total revenues.

INTEREST (INCOME) EXPENSE, net. Net interest income in the third quarter of fiscal 1999 was $56,000 as compared to net interest expense of $292,000 in the third quarter of fiscal 1998. The interest income was a result of our investing activities of excess cash. Our interest expense decreased as compared to last year due to lower debt levels as a result of financing more of our growth with cash provided by operations and proceeds received from our initial public offering.

TAXES. Our effective tax rate was 37.5% in third quarter of fiscal 1999, compared to 37.0% in the third quarter of fiscal 1998.

NET INCOME. As a result of the factors described above, our net income in the third quarter of fiscal 1999 was $2.6 million, an increase of 120.8%, or $1.4 million, over our third quarter of fiscal 1998 net income of $1.2 million.

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

                                                           Percentage of Total Revenues          Percentage Change
--------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                                  October 2, 1999     October 3, 1998      Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)          Fiscal 1998
--------------------------------------------------------  --------------      --------------     -----------------
Net sales...............................................       93.3%               93.2%               43.6%
Other income............................................        6.7                 6.8                41.1
                                                              ------              ------
Total Revenues..........................................      100.0               100.0                43.5

Cost of sales, including buying, distribution
  and occupancy costs...................................       53.2                55.5                37.5
                                                              ------              ------
Gross Profit............................................       46.8                44.5                50.9

Selling, General and Administrative Expenses............       35.5                34.6                47.1
                                                              ------              ------
Income from operations..................................       11.3                 9.9                64.2

Interest Expense, net ..................................        0.2                 0.8               (62.8)
                                                              ------              ------
Income Before Income Taxes..............................       11.1                 9.1                75.3

Income Tax Provision....................................        4.2                 3.4                74.1
                                                              ------              ------
Net Income  ............................................        6.9%                5.7%               76.1
                                                              ======              ======


Thirty-nine Weeks Ended October 2, 1999 vs. Thirty-nine Weeks Ended October 3, 1998
--------------------------------------------------------------------------------
     TOTAL REVENUES. Total revenues for the thirty-nine weeks ended October 2, 1999 were $153.9 million, an increase of $46.6 million, or 43.5% from the thirty-nine weeks ended October 3, 1998. We attribute the $46.6 million increase to a $20.9 million, or 19.8%, increase in comparable store sales, $9.0 million from stores opened in fiscal 1999, $16.2 million from stores opened in fiscal 1998 but not qualifying as comparable stores and an increase in third party promotional fees.


     GROSS PROFIT. Gross profit for the first thirty-nine weeks of fiscal 1999 was $72.1 million (46.8% of total revenues) as compared with $47.7 million (44.5% of total revenues) in the first thirty-nine weeks of fiscal 1998. We were able to achieve higher gross profit as a percentage of total revenues due to an improvement in merchandise margins coupled with decreases in buying and store occupancy partially offset by an increase in distribution costs. The decreases in buying and store occupancy costs as a percentage of total revenues were achieved by leveraging these fixed costs over a larger total revenue base. We were able to achieved higher merchandise margins through our international and domestic direct sourcing efforts, which have resulted in lower product costs. Distribution costs increased as a percentage of total revenues due primarily to increased personnel costs.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $54.6 million (35.5% of total revenues) in the first thirty-nine weeks of fiscal 1999 as compared with $37.1 million (34.6% of total revenues) in the first thirty-nine weeks of fiscal 1998. The significant components of selling, general and administrative expenses include store personnel costs, store selling expenses, back office support costs and advertising expense. The increase in selling, general and administrative expenses as a percentage of total revenues was due primarily to increases in advertising expenses, store personnel and back office expenses, partially offset by a decrease in store selling expenses as a percentage of total revenues. Advertising expense increased as a percentage of total revenues due to heightened levels of national and local advertising. Store personnel costs increased as a percentage of total revenues due to higher store payroll expense coupled with higher employee benefit costs. Back office support costs increased as a percentage of total revenues primarily due to Year 2000 remediation costs and consulting costs related to an income tax study. Store selling expenses decreased as a percentage of total revenues due to decreases in our variable costs as a percentage of total revenues.


INTEREST EXPENSE. Interest expense in the first thirty-nine weeks of fiscal 1999 was $319,000 as compared to $857,000 in the first thirty-nine weeks of fiscal 1998. The decrease was due to lower interest rates coupled with lower debt levels as a result of financing more of our growth with cash provided by operations and proceeds received from our initial public offering.

TAXES. Our effective tax rate was 37.6% in the first thirty-nine weeks of fiscal 1999, compared to 37.8% in the first thirty-nine weeks of fiscal 1998.


NET INCOME. As a result of the factors described above, our net income in the first thirty-nine weeks of fiscal 1999 was $10.7 million, an increase of 76.1%, or $4.6 million, over the first thirty-nine weeks of fiscal 1998 net income of $6.1 million.

LIQUIDITY AND CAPITAL RESOURCES - October 2, 1999
-------------------------------------------------


We require cash principally to finance capital investment in new stores, new store inventory and seasonal working capital. We opened 15 stores in the first thirty-nine weeks of fiscal 1999 and anticipate opening 7 additional stores during the balance of Fiscal 1999. We currently estimate that our capital expenditures will be approximately $11.0-$12.0 million in fiscal 1999 including the $7.5 million incurred to date in fiscal 1999. Our capital expenditures will be incurred to open new stores, remodel or expand existing stores and fund capital investment activities. The $11.0-$12.0 million we anticipate spending will be used for the following:

- $6.0 million for new stores,
- $3.5 million on improvements to existing stores
- $825,000 for the introduction of a new warehouse management system
- $1.2 million on various capital investment activities

     We have entered into a lease agreement to expand our warehouse by 36,000 square feet increasing our warehouse space to 90,000 square feet. In addition, we have entered into an agreement to purchase larger offices at a cost of approximately $7,275,000. We anticipate funding the purchase of our new offices through mortgage financing and cash from operations.

     We believe that our cash flow from operations, proceeds from our initial public offering and amounts available under our revolving credit agreement will be sufficient to fund anticipated capital expenditures and working capital requirements for at least the next 12 months. Our working capital was $39.2 million as of October 2, 1999 as compared to $23.1 million at October 3, 1998.

Our cash flows provided by operating activities was $15.0 million for the first thirty-nine weeks of fiscal 1999 as compared to $10.4 million in the first thirty-nine weeks of fiscal 1998. The increase was primarily due to higher net income coupled with increases in accrued expenses partially offset by an increase in inventory levels related to new store openings and comparable store sales growth.

Our net cash used in investing activities in the first thirty-nine weeks of fiscal 1999 was $19.0 million as compared to $5.8 million in the first thirty-nine weeks of fiscal 1998. Our cash used in investing activities primarily represents our capital expenditures in opening new stores and the investing of proceeds received from our initial public offering.

Our net cash provided by financing activities in the first thirty-nine weeks of fiscal 1999 was $5.3 million as compared to net cash used of $4.0 million in the first thirty-nine weeks of fiscal 1998. The $5.3 million of cash provided by financing activities in the first thirty-nine weeks of fiscal 1999 was primarily from the net proceeds received from our initial public offering partially offset by the repayment of the outstanding amounts under our revolving credit agreement.

The Revolving Credit Agreement provides for borrowings up to $30.0 million, of which up to $25.0 million may be used for letters of credit. Cash borrowings and letters of credit are secured by all of our assets. Our borrowings under this agreement are restricted to a specified percentage of our
accounts receivable and inventory.   Specifically we are not permitted to borrow
amounts that are greater than the sum of 80% of our eligible accounts receivable and 60% of our eligible inventory. The revolving credit agreement provides some exceptions to these limitations. These exceptions allow us to exceed these limitations by $3.0 million from October 1, 1999 to March 31, 2000 and $2.0 million from October 1, 2000 to March 31, 2001. The interest rates that we are charged under our revolving credit agreement are variable.

We can choose to have our interest rate based on:

- The higher of the U.S. federal funds rate plus 0.5% and our bank's prime rate, or
- Adjusted LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our financial performance.

  As of October 2, 1999, we had no cash borrowings, issued $3.2 million of letters of credit and had $28.0 million available to borrow under our revolving credit agreement. Our long-term debt including capitalized lease obligations, as a percentage of our total capitalization, was 4.6% at the end of the first thirty-nine weeks of fiscal 1999 as compared to 32.6% at the end of the first thirty-nine weeks of fiscal 1998.

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

SEASONALITY

   Our business is subject to seasonal variations and our revenues and income historically have been higher from January through April and lower from October through December. Our working capital requirements tend to fluctuate throughout the year and increase during the months of November and December. This is because we increase our inventory in these months to support sales, which tend to be higher from January through April.

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

Information Technology Systems - Our core information technology system is the STS integrated retail system. The system supports our major business functions, including merchandise planning, finance and accounting, and point-of-sale systems. With STS we have completed an analysis of all modules included in this retail system to insure that they are Year 2000 compliant. Year 2000 remediation has been completed for all STS modules.

     Our other information technology systems are either internally developed legacy systems or "off the shelf" applications. The most significant legacy system is our new distribution system, which supports distribution center operations and inventory transfers among stores. Our new warehouse system is Year 2000 compliant and was implemented on October 18, 1999. Other legacy systems support special order warehouse processing allocation and replenishment systems. The assessment of the Year 2000 readiness of these systems and remediation is complete. Our "off the shelf" applications have been inventoried and assessed for compliance. In all instances the applications are compliant or not critical to the daily operations or decision support processes. We do not believe that non-compliance of "off the shelf"applications would materially adversely affect our operations.

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

Material Third Party Relationships- We have made inquiries of our principal suppliers and service providers to determine the affect on our business if these third parties fail to remediate their own Year 2000 issues. These parties include merchandise vendors, business service vendors, including our credit card processor and telecommunications providers, and our joint venture partner, which sources merchandise from Asia. All principal suppliers and service providers have been contacted by us to assess compliance efforts and the risk to us related to Year 2000 issues. These communications were completed either by direct mail, electronic mail, or researching Year 2000 Internet sites. We have received replies from approximately 98% of our merchandise vendors with each either providing a statement of compliance or signing a statement of compliance which we provided. These communications are retained in our Year 2000 archives in order for us to monitor the progress these third parties are making to remediate their Year 2000 issues. The assessment of the remaining 2% is in-progress.

We entered into contracts with external contractors to provide business solutions for some of our year 2000 efforts. The scope of the contracts included network, server and desktop remediation at all corporate facilities and the installation of a POS upgrade, provided by our POS software vendor STS, at store level. In addition, the contractor completed an independent certification of important vendors who have provided us with Year 2000 letters of compliance to validate risk and cost estimates. All work related to these contracts has been completed.

Through October 2, 1999, we have incurred approximately $325,000 in remediation costs associated with Year 2000 issues. The significant components of the total cost included $80,000 to upgrade our POS system, $85,000 to remediate our network hardware, $75,000 for application software remediation and $50,000 for Year 2000 testing of systems and software.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a
result of    changes in interest rates.  The Company does not use
derivative financial    instruments for speculative or trading
purposes.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates to its long-term debt obligations. The fixed rate of 8% on the Company's long-term debt at October 2, 1999 approximates market rates: thus, the fair value of the debt approximates its reported value. Borrowings under the Company's Revolving Credit Agreement are based on current market rates and are fixed for a period not exceeding 6 months. Thus, the fair value of these borrowings approximates its reported value. No borrowings were outstanding under this agreement at October 2, 1999. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

PART II - OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.


Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information

          On October 22, 1999, Kathy L. Kennedy, our Senior Vice President, Sales, resigned to pursue other career opportunities. We have used existing employees to perform those tasks previously performed by Ms. Kennedy and do not anticipate her departure will have any material adverse effect.


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


Date: November 15, 1999                        By:  /s/ Edward S. Wozniak
     ----------------------                    --------------------------
                                                        Edward S. Wozniak
                                            Senior Vice President Finance,
                                            & Chief Financial Officer