Form 10-K
period 2000-01-01
DAVIDS BRIDAL INC
filed 2000-03-31
CIK 1080187

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                         -----------------------
                              FORM 10-K

|x| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2000

                                       OR

| | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
           ____________________  to _____________________

Commission file number: 0-26079

                        DAVID'S BRIDAL, INC.
----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Florida                               65-0214563
-------------------------------     ---------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

   44 W. Lancaster Ave, Ardmore, Pennsylvania             19003
   ------------------------------------------            -------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (610) 896-2111
                                                    --------------

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class         Name of each exchange on which registered
-------------------         -----------------------------------------
       None                                     None

     Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.01 per share
                 --------------------------------------
                           (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

On March 15, 2000, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $84,172,201.

On March 15, 2000, 19,417,721 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 17, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after January 1, 2000, are incorporated by reference into Part III of this form 10-K.

                                     PART I
1.  Business

OVERVIEW

     We were organized in August 1990 and are a leading retailer of bridal gowns and bridal-related apparel and accessories in the United States. We operated 100 stores in 35 states as of January 1, 2000.

     Our broad in-stock assortments enable us to offer the convenience of one-stop shopping for the bridal party, including brides, bridesmaids, mothers-of-the-bride and-groom and flower girls. We also offer a variety of special occasion dresses and accessories for events such as proms, pageants, homecomings and other formal affairs. Our in-house staff coordinates the design and, through a Hong Kong-based joint venture, procures virtually all of our bridal gowns. This results in lower product costs and a shorter time period between order and delivery and allows us to more frequently update our product assortment. Our merchandising strategy is to target customers across a wide range of income levels and offer apparel of excellent value at everyday prices, typically ranging from $99 to $899.

DESCRIPTION OF BRIDAL INDUSTRY

     According to the U.S. Department of Health and Human Services, since 1990 there have been an average of approximately 2.3 million marriages per year in the United States. This number is expected to increase during the next decade, as the children of the "Baby Boomer" generation reach adulthood. We believe that a substantial majority of marriages in the United States involve a formal wedding ceremony.

     We believe the bridal market is highly fragmented, with approximately 7,500 stores nationwide, and estimate that less than five percent of bridal retailers operate more than one store. We estimate the domestic market for the various apparel and accessories purchased by brides, bridesmaids and other members of the bridal party to be in excess of $4 billion per year.

     The manufacture of a bridal gown requires a significant amount of skill and typically involves more than 100 hours of labor per gown. Due to this high labor component, most manufacturers contract with independent, locally owned and operated factories in Asia, predominantly in China, for production of the gown. The manufacturers sell to bridal retailers which have generally become highly reliant upon the manufacturers. In order to gain efficiency and reduce costs, some manufacturers often will not forward orders to the factories until they have received a minimum number of orders from bridal retailers. This delay in order placement and the labor intensive nature of bridal gown production contributes to the lengthy time period often experienced between order and receipt of a bridal gown.

     Typically, bridal wear retailers offer a limited selection of bridal gowns and bridesmaid dresses and provide samples in only the most common sizes, typically size 8 or 10. In addition, they carry limited inventory, therefore customers generally cannot purchase bridal gowns and bridesmaid dresses "off-the-rack." The customer generally places a substantial deposit for her gown and waits for an extended period of time, often up to 20 weeks, before the gown arrives from the manufacturer. As a result, the traditional purchasing process involves a number of drawbacks for the customer, including the inability of most bridal customers to try on gowns in their sizes, the wait involved in the delivery process, and uncertainty relating to the appearance and fit of the final product.

COMPETITION IN THE BRIDAL INDUSTRY

     The high level of service required by bridal customers and the difficulties of dealing with manufacturers make bridal retailing a challenging business. Currently, the bridal market can be categorized into four segments:

     Bridal Salons--This group includes the largest number of bridal retailers. Typically, these are single store operations managed by the owner. They offer a limited number of lines and sizes and generally operate a sample only, special order business. They may offer a limited selection of off-the-rack dresses.

     Bridal Warehouses--This relatively small group of stores sell limited assortments including old samples, discontinued styles and manufacturer overruns. They generally do not offer a full line of in-stock bridal apparel, although they may special order bridal wear.

     Department Stores--Several department stores offer bridal gowns and bridesmaid dresses in their own or leased departments and through their catalogs. These locations generally operate a sample-only, special-order business and tend to offer higher priced couture merchandise.

     Multi-Store Chains--There are a small number of bridal retail chains operating two or more stores in a region. These retailers may offer a selection of off-the-rack merchandise as well as the traditional sample model retailing offered by bridal salons and department stores.

     Bridesmaid and other special occasion dresses are available at a large number of retailers, including department stores and specialty dress retailers. In addition, because the complexity and customization involved in special occasion garments are usually far less than in bridal wear, customer service expectations are somewhat lower. However, retailers must devote care to insure that bridesmaid dresses are uniform in style and color for the entire bridal party. Because bridesmaid dresses are often selected by the bride, her overall satisfaction with the bridal retailer is a large factor in deciding whether to also purchase the bridesmaid dresses from the same bridal retailer.

OUR MERCHANDISE ASSORTMENT

     We carry an extensive assortment of bridal gowns and other special occasion dresses, including mother-of-the-bride and -groom, bridesmaid, flower girl and other dresses. Our average store carries approximately 2,600 gowns and dresses including our core assortment plus numerous other styles. Our non-bridal dresses are often suitable for a variety of occasions. We also carry a broad assortment of headpieces and other accessories to satisfy the needs of the bride and the entire bridal party. Our merchandise is classified in the following merchandise categories:

                                                                         TYPICAL
                                                                          PRICE
CATEGORY                         DESCRIPTION                              RANGES

Bridal Gowns       Hundreds of styles are available in all stores       $199-$899
                   in sizes 2-26. Gowns represent current fashion
                   trends as well as traditional looks. Styles range
                   from simple and elegant to highly embellished.
                   Fabrics include silk, satin, chiffon, tulle and
                   organza.


Bridesmaid         Through both in-store inventory and rapid             $99-$165
Dresses            fulfillment through our distribution center,
                   customers can select from over 100 styles that
                   include a variety of colors and fabrics available
                   in sizes 2-24. An additional special order program
                   is available for sizes up to 48.

Other Dresses      A broad assortment of mothers-of-the-bride and        $99-$298
                   -groom and special occasion dresses is available
                   in sizes 3-24. Fashion trends are represented in
                   both traditional and seasonal color palates.


Flower Girl        A broad assortment of styles is available in sizes    $99-$119
Dresses            3-14. Fabrics include satin, tulle and organza.

Bridal
Headpieces         A broad selection of headpieces, from informal        $30-$235
                   wreaths to long veils, that compliment bridal gown
                   styles.

Accessories and    Undergarments (such as slips and bras), bridal and      $4-$80
Gifts              fashion shoes, costume jewelry, gloves, handbags and
                   wedding gift items (such as candles, wedding books
                   and disposable cameras).


     We test our apparel prior to rolling out new products to gauge customer appeal. We produce gowns under our own private labels, including Michelangelo, Lady Eleanor, St. Tropez and Santa Monica, as well as under exclusive licenses from popular fashion designers, Gloria Vanderbilt and Oleg Cassini.

     We believe that a crucial component of our success is our ability to satisfy the needs and preferences of bridesmaids in a timely fashion. Because a number of bridesmaid dresses of the same style and color are typically sold to a wedding party, stores may not carry sufficient quantities of bridesmaid dresses to permit off-the-rack purchases by the entire wedding party. We utilize rapid fulfillment from our distribution center to ensure that appropriate quantities and sizes of bridesmaid dresses in matching styles and dye lots can be made available within a short period of time. If necessary, we can special order dresses directly from factories with whom we have an established relationship. This enables members of the bridal party to purchase their bridesmaid dresses at different stores throughout the country while still ensuring that the dresses are consistent in style and color. This flexibility helps to improve merchandise turnover and reduce markdowns.

DEVELOPMENT AND PROCUREMENT OF BRIDAL AND BRIDAL RELATED APPAREL

     We control the production process for the majority of our products from design through distribution. We obtain virtually all of our bridal gowns and flower girl dresses from overseas manufacturers located principally in Asia.

     Our product development staff, together with our merchandising group, selects the fabrics, silhouettes, colors and price ranges for our designs. Our in-house design staff interprets industry trends and develops exclusive designs for our stores. We design and develop styles for our customers continually throughout the year.

     We do not operate any manufacturing plants. We have established relationships with important manufacturers through our Hong Kong joint venture. Our joint venture partner is responsible for identifying the providers of and for the purchasing of our bridal gowns and for ensuring that manufacturers adhere to design and other business standards. We select manufacturers based on their ability to support our growth, meet defined quality and fit standards and make timely deliveries.

     For bridesmaids dresses, we either procure the products directly from factories or purchase them from domestic dress manufacturers. We have implemented a system for our bridesmaid dresses that monitors and controls the production process from the acquisition of piece goods through final delivery. Bridesmaids dresses that are not sourced through this system are purchased from traditional domestic dress manufacturers.

     We purchase other special occasion merchandise and accessories from a variety of domestic vendors.

STORE DESIGN AND STAFFING

     Most of our stores range in size from 8,000 to 12,000 square feet. Our current prototype, which exists in approximately 66% of our stores, averages approximately 10,700 square feet and has approximately 30 conveniently located fitting rooms and a central, well-lit mirrored platform.

     A typical store has 16-18 employees, including:

     - a store manager

     - an assistant manager

     - a lead customer service representative

     - an alterations manager

     - bridal consultants

     - seamstresses

     - other support personnel



     We have a comprehensive training program for our personnel that is supported by a training staff located at designated regional training stores. This training staff focuses on the areas of product knowledge, sales techniques and key elements of excellent service that we require. Management candidates for a new store are typically hired approximately three to four months in advance. During this period, a management candidate is expected to complete our formal training program. In addition, the candidate is required to spend a considerable amount of time in a store to gain experience in all facets of operations and learn selling and management techniques appropriate for our stores. Management candidates for existing stores must successfully complete a six week training program before they assume store manager or assistant manager responsibilities. Supplemental training is provided periodically to managers and assistant managers.

OUR APPROACH TO CUSTOMER SERVICE

     We strive to provide a high level of service. We believe that referrals are a principal source of new customers. We have found that customers who are pleased with their experience are more likely to refer others to our stores. They are also more likely to consider our stores to satisfy their future special occasion needs.

     Our principal customer service focus is the relationship between the customer and her bridal consultant. Our bridal consultants typically have experience in selling items requiring a high degree of interaction with the customer and have completed our training program. They are expected to be highly attentive to each customer's needs and to assist them throughout each stage of the purchase process, from selecting a style to altering their gown. Since the purchase decision may involve several visits to the store, bridal consultants place follow-up telephone calls to customers to maintain contact with them and thereby increase the likelihood of a return visit. After a purchase, bridal consultants are expected to continue to contact customers to build an ongoing relationship and enhance our ability to extend sales to the entire bridal party.

     Other aspects of our operations underscore our commitment to customer service. We also facilitate the availability of credit to our customers by offering qualified customers a credit card from an independent financial services company. This independent financial services company makes all credit decisions, assumes all credit risk, processes all charge and credit slips, mails statements and maintains account information.

MARKETING STRATEGY

     We employ a multi-media marketing strategy that uses magazines, television, radio, newspaper and our internet website. We also actively use our product catalog, which we make available to walk-in shoppers, mail directly to potential customers and distribute at bridal fashion shows.

     Television and radio advertising supplement our regional efforts. We generally direct our television advertising to regional markets. In addition, selected national television advertising is purchased to target audiences of 18-35 year old women. Radio advertising is utilized selectively, particularly in areas where the cost of television advertising can be very expensive.

     We also utilize direct mail to enhance brand awareness and promote select events. A significant direct mail tool is our product catalog, which is mailed to targeted lists of recently engaged brides-to-be. We obtain lists of potential bridal and special occasion customers from our own bridal registry and from lists that we purchase from regional bridal magazines and other third parties.

     In December 1998, we launched our website, www.davidsbridal.com, which allows customers to register with us online and subsequently receive information on upcoming store events. On the website, customers can browse our catalog and identify our store nearest to them using a state-by-state store locator.

     Additionally, we focus our marketing efforts on community, social, educational, religious and cultural organizations. We cooperate with these organizations by participating in local bridal and fashion shows, speaking engagements on fashion trends and other special events.

DISTRIBUTION AND INVENTORY MANAGEMENT

     Our distribution center is located in Conshohocken, Pennsylvania. We currently lease a 90,000 square foot distribution center. We have entered into an agreement to lease an additional 25,000 square feet of warehouse space
adjacent to our existing facility which will be available.   Currently, this
facility ships over half of our merchandise items to our stores, five days a week via third party delivery services. The remaining merchandise is shipped directly from suppliers to our retail stores.

     Our distribution center utilizes a management information system to inspect and monitor shipments to our stores. The system facilitates the delivery of store shipments and the accounting and balancing of inventory among stores. Once a delivery arrives at a store, inventory items are inspected, sorted and placed on the selling floor by in-store personnel.

     We lease our distribution facility under a lease that expires in December 2002. We have the option to renew this lease through December 2005. However, we may add an additional distribution center in another geographic region or require additional space in our current facility.

MANAGEMENT INFORMATION SYSTEMS

     Our operational systems are based on an STS fully integrated retail system. This system operates in a UNIX environment on an IBM RISC 6000 and supports all major business functions including sales, purchase order management, distribution, store transfer, inventory control, merchandise planning and financial systems. At the store level, we utilize a point-of-sale system that includes bar code scanning capability, price look-up and dial-up credit authorization, check authorization and financing authorization. This system also supports a number of non-sales functions including inventory receipt, store transfer, markdown notification, return to vendor, UPC look up and style locator function. Our management information system is integrated among all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. Stores are polled nightly, which supports the analysis of detailed sales and merchandise information. Our management information systems have also been supplemented with systems tailored for us such as our special order and an STS EnVue system. EnVue provides a merchandise data warehouse that enables us to better analyze and improve our merchandise performance.

     We are expanding our current hardware and network infrastructure, including the development of an improved communications infrastructure and the creation of data warehouses for store, marketing and customer information to improve controls and enhance sales and operational capabilities. We also intend to upgrade our systems to accommodate our planned marketing strategy and inventory management. In 1999 we implemented a new warehouse management system. We will also seek to expand our store bridal registry information to enhance communications with customers and target our promotions.

EMPLOYEES

     We had a total of approximately 2,820 employees as of March 15, 2000. Approximately 1,210 were part-time employees. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Executive Officers

Our current executive officers are as follows (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K):


                                                                    Officer
    Name                  Position                          Age     Since
-----------------  -------------------------------------    ---     -------


Robert D. Huth     President and Chief Executive Officer     54     1995

Philip Youtie      Executive Vice President, Bridal
                    Product Development/Sourcing             52     1990

Robert Frost       Senior Vice President, Real Estate        52     1998

Thomas P. Johnson  Senior Vice President, Sales              42     2000

Fred A. Postelle   Senior Vice President, Human Resources    54     1998

Nancie Samet       Senior Vice President, General
                    Merchandise Manager                      40     1999

Edward S. Wozniak  Senior Vice President and Chief
                    Financial Officer                        54     1998

Susan M. Zeitz     Senior Vice President, Marketing          43     1998



Robert D. Huth has been our President since 1995 and Chief Executive Officer since May of 1999. Prior to joining us, from 1987 to 1995, Mr. Huth was the Executive Vice President and Chief Financial Officer of Melville Corporation. Mr. Huth also served on the Melville Board of Directors.

Philip Youtie has been an executive officer of the Company since its founding in 1990.

Robert W. Frost has been our Senior Vice President, Real Estate since August 1998. Prior to joining us, Mr. Frost served as Senior Vice President, Development of Homestead Village Incorporated from October 1994 through July 1998. From February 1981 through September 1994, Mr. Frost served as Vice President, Director of Real Estate for Payless Shoe Source, Incorporated.

Thomas P. Johnson has been our Senior Vice President, Sales since March 2000. Prior to joining us Mr. Johnson was Senior Vice President, Director of Stores of Brooks Brothers, a division of Marks & Spencer plc, from January 1997 through February 2000. From 1989 through December 1997, Mr. Johnson was employed by Macy's Department Stores Inc. a division of Federated Department Stores, Inc., his last position was Vice President, Stores.

Fred A. Postelle has been our Senior Vice President, Human Resources since July 1998. From September 1995 through July 1998, Mr. Postelle served as a human resources consultant to us. Prior to joining us, Mr. Postelle served as Senior Vice President, Human Resources of Woodward & Lothrop/John Wanamaker from January 1995 through September 1995.

Nancie Samet has been our Senior Vice President, General Merchandise Manager since September 1999. Prior to joining us Ms. Samet was Senior Vice President, Sales and Marketing of LAGOS, from March 1998 through September 1999. From May 1984 through May 1997, Ms. Samet was employed by Saks Fifth Avenue a division of Saks Holdings, Inc., her last position was Senior Vice President and General Manager.

Edward S. Wozniak has been our Senior Vice President and Chief Financial Officer since April 1998. Prior to joining us Mr. Wozniak was Senior Vice President, Chief Administrative Officer of Things Remembered, Inc. from November 1996 through April 1998. Mr. Wozniak served as Vice President, Chief Financial Officer and Secretary of Egghead, Inc. from May 1996 to November 1996. From 1990 through April 1996, Mr. Wozniak was employed by Thom Mcan Shoe Company, a division of Melville Corporation, his last position was Senior Vice President and Chief Financial Officer.

Susan M. Zeitz has been our Senior Vice President of Marketing since February 1998. Prior to joining us, Ms. Zeitz managed her own brand marketing consulting company from June 1996 to February 1998. From 1990 to June 1996, Ms. Zeitz was Vice President of Marketing and New Business Development at The Franklin Mint.


Item 2.  Properties

As of March 15, 2000 we operated 103 stores in 35 states. Presently, we lease 101 of these sites and own the other sites. In addition, we have entered into lease agreements for the opening of 9 new stores.


        Alabama-------1      Kentucky-------1     North Carolina---3
        Arkansas------1      Louisiana------1     Ohio-------------5
        Arizona-------2      Maine----------1     Oklahoma---------2
        California----7      Maryland-------2     Pennsylvania-----7
        Colorado------2      Massachusetts--3     Rhode Island-----1
        Connecticut---2      Michigan-------3     South Carolina---1
        Delaware------1      Minnesota------3     Tennessee--------4
        Florida-------7      Missouri-------1     Texas------------8
        Georgia-------3      Nevada---------1     Utah-------------1
        Illinois------6      New Jersey-----6     Virginia---------4
        Indianapolis--1      New Mexico-----1     Wisconsin--------2
        Kansas--------1      New York-------8


     Our headquarters are located in Ardmore, Pennsylvania and consist of approximately 20,370 square feet. We have leased these offices through June 2000. We will be moving our headquarters to a larger facility in Conshohocken, Pennsylvania in the second quarter of 2000. This facility consists of approximately 73,500 square feet. We purchased the new offices with funds received from cash from operations and our revolving credit agreement.

     In determining store locations, we consider, among other things, the population in a metropolitan market, marriage rates, household income levels and the availability of suitable sites. We currently seek locations in high traffic areas with convenient access to major commercial roads. We typically open stores in larger strip centers with one or more larger and well-recognized tenants, in stand-alone locations with high visibility and near regional shopping malls.


Item 3.  Legal Proceedings

     We are involved in litigation that we believe ordinarily accompanies a retail business.

     We do not believe that any of our pending or threatened litigation will result in an outcome that would materially adversely affect our business.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


     In June of 1999 we completed our initial public offering of Common stock. Our Common stock is traded on the Nasdaq National Market(r) under the symbol "DABR."


     The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the our Common stock, as reported on the Nasdaq National Market(r):



Fiscal 1999                                      High          Low
-----------                                     ------        ------

First Quarter                                     N/A          N/A
Second Quarter                                 $16.000       $11.500
Third Quarter                                  $16.000       $ 6.250
Fourth Quarter                                 $12.500       $ 6.625



     As of March 15, 2000 there were 59 registered shareholders of record of the Company's Common stock.

     We currently intend to retain any future earnings to fund operations and the continued development of our business and, therefore, do not anticipate paying cash dividends on our Common stock. Future decisions regarding cash dividends on our Common stock will be made by our board of directors. These decisions will depend on our results of operations, financial position, capital requirements, general business conditions and restrictions imposed by any financing arrangements. Our revolving credit agreement currently prohibits the payment of dividends. We may also face legal and regulatory restrictions on the payment of dividends.

Item 6.  Selected Financial Data

The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company. The historical results of operations, financial condition and operating data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this document.

                                                         Fiscal Year Ended (1)
                                       ------------------------------------------------------------
                                       January 1,  January 2,  January 3,  January 4,  December 30,
                                          2000        1999        1998        1997          1996
                                       ----------  ----------  ----------  ----------  ------------
                                       (in thousands except per share, net sales per square foot and end of period store data)
Statement of Operations Data:
Net sales                               $175,178    $123,540     $85,381     $62,836       $45,453
Other income                              13,330       9,062       6,228       4,188         2,634
                                       ----------  ----------  ----------  ----------  ------------
Total revenues                           188,508     132,602      91,609      67,024        48,087
Cost of goods sold (2)                   102,141      74,611      52,882      40,737        26,518
                                       ----------  ----------  ----------  ----------  ------------
Gross profit                              86,367      57,991      38,727      26,287        21,569
Selling, general and
  administrative expenses                 68,383      47,571      33,702      26,424        19,114
                                       ----------  ----------  ----------  ----------  ------------
Income(loss) from operations              17,984      10,420       5,025        (137)        2,455
Interest expense, net                        261       1,087       1,249         586           467
                                       ----------  ----------  ----------  ----------  ------------
Income (loss) before taxes                17,723       9,333       3,776        (723)        1,988
Income tax provision (benefit)             6,646       3,578       1,296        (208)          738
                                       ----------  ----------  ----------  ----------  ------------
Net income(loss)before extraordinary
  item                                    11,077       5,755       2,480        (515)        1,250
Extraordinary item, net of tax                -           -           -            -          (550)
                                       ----------  ----------  ----------  ----------  ------------
Net income(loss)                        $ 11,077    $  5,755     $ 2,480     $  (515)      $   700
                                       ==========  ==========  ==========  ==========  ============
Net income(loss) per share:
  Basic                                 $   0.71    $   0.59     $  0.25     $ (0.05)      $  0.06
  Diluted                                   0.58        0.31        0.14       (0.05)         0.04
Weighted average shares outstanding:
  Basic                                   15,575       9,751       9,849      10,207        12,153
  Diluted                                 19,235      18,375      17,472      10,207        16,791

Percent of Total Revenues Data:
Gross profit margin                         45.8%       43.7%       42.3%       39.2%         44.9%
Selling, general and
  administrative expenses                   36.3        35.8        36.8        39.4          39.8

Income(loss) from operations                 9.5         7.9         5.5        (0.2)          5.1

Selected Financial and Operating Data:
End of period stores                         100          77          59          48            36
Comparable store sales increases            18.2%       18.8%       13.2%        0.5%         11.3%
Total square feet, end of period           1,056         766         569         455           328
Average net sales per store(3)            $2,235      $2,023      $1,803      $1,672        $1,769
Net sales per square foot(3)                 219         207         190         184           204
Capital expenditures                      10,978       8,105       7,470       4,931         5,029
Depreciation and amortization              4,121       2,896       2,022       1,393           632

Balance Sheet Data:
Working capital                          $38,016     $27,053     $23,805     $18,192       $14,149
Inventories                               49,675      37,799      32,452      20,247        20,415
Total assets                              88,048      65,558      53,699      35,347        31,171
Total long-term debt and capital lease
  obligations, excluding current
  portion                                  2,798      19,647      16,331      12,654           134
Stockholders' equity                      61,264      27,238      21,506      11,071        11,949

------------------------------------------------------------------------------
(1) Fiscal year ended January 4, 1997 consisted of 53 weeks. All other fiscal years shown each consisted of 52 weeks.

(2) Cost of goods sold includes certain buying, distribution and occupancy costs.

(3) Average net sales per store and net sales per square foot includes net sales plus alterations income for stores open for the entire period indicated.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period.


                                                             Percentage of Total Revenues                 Percentage Change
----------------------------------------------- ------------------------------------------------- ---------------------------------
Year Ended                                      January 1, 2000 January 2, 1999 January 3, 1998    Fiscal 1999 vs.  Fiscal 1998 vs.
                                                 (Fiscal 1999)   (Fiscal 1998)   (Fiscal 1997)      Fiscal 1998      Fiscal 1997
----------------------------------------------- --------------- --------------- ----------------- ----------------  --------------
Total revenues..................................      100.0%          100.0%          100.0%           42.2%             44.7%

Cost of sales, including buying, distribution
  and occupancy costs...........................       54.2            56.3            57.7            36.9              41.1
                                                      ------          ------         -------
Gross profit....................................       45.8            43.7            42.3            48.9              49.7

Selling, general and administrative expenses....       36.3            35.8            36.8            43.7              41.2
                                                      ------          ------         -------
Income from operations..........................        9.5             7.9             5.5            72.6             107.4

Interest expense, net...........................        0.1             0.9             1.4           (76.0)            (13.0)
                                                      ------          ------         -------
Income before income taxes......................        9.4             7.0             4.1            89.9             147.2

Income tax provision............................        3.5             2.7             1.4            85.7             176.1
                                                      ------          ------          ------
Net income......................................        5.9%            4.3%            2.7%           92.5             132.1
                                                      ======          ======          ======

FISCAL 1999 VERSUS FISCAL 1998

TOTAL REVENUES. Total revenues for fiscal 1999 were $188.5 million, an increase of $55.9 million, or 42.2% from fiscal 1998. We attribute the increase to a $23.6 million, 18.2% increase in comparable store sales, $14.1 million from sales of stores opened in fiscal 1999, $17.3 million from stores opened in fiscal 1998 but not qualifying as comparable stores and the balance to an increase in third party promotional fees.

GROSS PROFIT. Gross profit for fiscal 1999 was $86.4 million (45.8% of total revenues) as compared with $58.0 million (43.7% of total revenues) in fiscal 1998. We were able to achieve higher gross profit as a percentage of total revenues due to improvements in merchandise margins coupled with decreases, as a percentage of total revenues, in buying costs and store occupancy costs, partially offset by an increase in distribution costs. We were able to achieve higher merchandise margins through our international and domestic direct sourcing efforts, which have resulted in lower product costs. Buying costs decreased as a percentage of total revenues primarily due to the application of fixed costs over a larger total revenue base. Our store occupancy costs were lower as a percentage of total revenues primarily due to the 18.2% increase in comparable store sales, the timing of new store openings and the volume of new store sales. Distribution costs increased as a percentage of total revenues primarily due to increased personnel costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $68.4 million (36.3% of total revenues) in fiscal 1999 as compared with $47.6 million (35.8% of total revenues) in fiscal 1998. The significant components of selling, general and administrative expenses include store personnel costs, store selling expenses, back office support costs and advertising expenses. The $20.8 million increase in selling, general and administrative expenses reflects continued investment in personnel and infrastructure to support the 23 new stores opened in fiscal 1999 and future growth plans. The increase in selling, general and administrative expenses as a percentage of total revenues was primarily due to increases in advertising and store personnel expenses, partially offset by a decrease in store selling expenses as a percentage of total revenues. Advertising expense increased due to heightened levels of national and local advertising. Store personnel costs increased slightly due to an increase in store payroll expense. Store selling expenses decreased as a percentage of total revenues due to a decrease in our variable costs as a percentage of total revenues.

INTEREST EXPENSE, net. Interest expense, net, in fiscal 1999 was $261,000, as compared to $1.1 million in fiscal 1998. The decrease was due to a decrease in interest expense resulting from a decline in overall debt levels in fiscal 1999 and an increase in interest income resulting from the investment of a portion of the cash proceeds received from our initial public offering.

TAXES. Our effective tax rate was 37.5% in fiscal 1999, compared to 38.3% in fiscal 1998. The decrease was primarily due to a lower effective state tax rate partially offset by an increase in the federal tax rate.

NET INCOME. As a result of the factors described above, net income increased 92.5% to $11.1 million in fiscal 1999 from $5.8 million in fiscal 1998.


FISCAL 1998 VERSUS FISCAL 1997

     TOTAL REVENUES. Total revenues for fiscal 1998 were $132.6 million, an increase of $41.0 million, or 44.7%, from fiscal 1997. We attribute the increase to a $17.0 million, or 18.8%, increase in comparable store sales, $11.9 million from stores opened in fiscal 1998, $11.7 million from stores opened in fiscal 1997 but not qualifying as comparable stores and the balance to an increase in third party promotional fees.

     GROSS PROFIT. Gross profit for fiscal 1998 was $58.0 million (43.7% of total revenues) as compared with $38.7 million (42.3% of total revenues) for fiscal 1997. We were able to achieve higher gross profit as a percentage of total revenues due to an improvement in merchandise margins coupled with a decrease in store occupancy costs from 11.8% of total revenues for fiscal 1997 to 11.0% of total revenues for fiscal 1998. We were able to achieve higher merchandise margins through our international and domestic direct procurement efforts, which have resulted in lower product costs. In addition, we took fewer markdowns as a result of increased sales of our best selling styles which generally maintain a higher margin. Our store occupancy costs were lower as a percentage of total revenues primarily due to the 18.8% increase in comparable store sales, the timing of new store openings and the volume of new store sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $47.6 million (35.8% of total revenues) for fiscal 1998 as compared with $33.7 million (36.8% of total revenues) for fiscal 1997. The significant components of selling, general and administrative expenses include store personnel costs, store selling expenses, back office support costs and advertising expenses. The decrease in selling, general and administrative expenses as a percentage of total revenues was primarily achieved through spreading advertising costs over a greater total revenue base.

Store personnel costs, store selling expenses and back office costs remained relatively flat as a percentage of total revenues for fiscal 1998 as compared with fiscal 1997. Store personnel expenses generally increase proportionally with increases in revenues. The $13.9 million increase in selling, general and administrative expenses reflects our investment in personnel and infrastructure as well as an increase in variable store selling expenses to support the addition of 18 new stores and our continued future growth plans.

     INTEREST EXPENSE. Interest expense for fiscal 1998 was $1.1 million, as compared to $1.2 million for fiscal 1997. The decrease in interest expense was due to lower interest rates, partially offset by higher debt levels used to fund our expansion.

     TAXES. Our effective tax rate was 38.3% for fiscal 1998 as compared to 34.3% for fiscal 1997. The increase was primarily due to a higher effective state tax rate.

     NET INCOME. As a result of the factors described above, net income for fiscal 1998 was $5.8 million, a $3.3 million increase over fiscal 1997 net income of $2.5 million.


LIQUIDITY AND CAPITAL RESOURCES

     We require cash principally to finance capital investment in new stores, new store inventory and seasonal working capital. We opened 23 stores in fiscal 1999, 18 stores in fiscal 1998 and 11 stores in fiscal 1997. In recent years, we have financed our operations and new store openings primarily with cash from operations, borrowings under bank financing agreements and equity financing.

     Capital expenditures were approximately $11.0 million in fiscal 1999. Our capital expenditures were primarily incurred to open new stores, remodel or expand existing stores and fund other capital investment activities.

     Subsequent to the end of fiscal 1999, we purchased an office building for $7.3 million. The purchase was funded with cash from operations and our revolving credit agreement. The Company plans to relocate to the new corporate offices in the second quarter of fiscal 2000.

     In fiscal 1999, the average investment per new store, including capital expenditures (prior to tenant improvement allowances), initial inventory and pre-opening costs, was approximately $670,000. In fiscal 2000, we plan to open at least 21 new stores. We intend to fund inventory purchases in our stores using cash from operations or borrowings under our revolving credit agreement. Total planned capital expenditures for fiscal 2000, excluding the purchase price of the new office building, is anticipated to be $16.0-$17.0 million, which includes new stores, remodeled and relocated stores, additional equipment for our distribution center, improvements to our new offices, technology enhancements and various capital investment activities.

     In future years, our lease payments are expected to increase substantially as we open new stores.

     We believe cash flow from operations and amounts available under our revolving credit agreement will be sufficient to fund anticipated capital expenditures and working capital requirements, including increased lease payments, for at least the next 12 months.

     Cash flows provided by operating activities were $8.6 million for fiscal 1999 compared to $4.2 million in fiscal 1998. The increase was primarily due to higher net income coupled with increases in accrued expenses and accounts payable offset by an increase in inventory. Our cash flows used in operating activities were $3.8 million in fiscal 1997.

     Net cash used in investing activities in fiscal 1999 was $10.8 million as compared to $7.6 million in fiscal 1998 and $7.9 million in fiscal 1997. Cash used in investing activities primarily represents our capital expenditures in opening new stores.

     Net cash provided by financing activities in fiscal 1999 was $3.6 million as compared to $3.3 million in fiscal 1998 and $11.7 million in fiscal 1997. In May 1999, net proceeds of $21.5 million from our initial public offering of Common stock were used, in part, to pay down the outstanding balance on the revolving credit agreement and to fund new store expansion. Over the last three years our primary financing activities have involved continual borrowings and repayments under our revolving credit agreement, increases in bank overdrafts, periodic issuance of long-term debt and sales of equity securities.

     Net cash provided by financing activities in fiscal 1999 included $21.5 million of net proceeds from the Company's initial public offering of Common stock; $17.1 million of net payments under the revolving credit agreement; a decrease of $1.3 million in bank overdrafts; proceeds of $1.0 million from the exercise of stock options and repayment of long-term debt and capital leases of $420,000.

     Net cash provided by financing activities in fiscal 1998 included $2.2 million of net borrowings under our revolving credit agreement; $1.4 million from the issuance of long-term debt and an increase of $1.0 million in bank overdrafts. These sources of cash in fiscal 1998 were partially offset by repayments of long-term debt and capital leases of $680,000 and the repurchase of Common stock for $651,000.

     Net cash provided by financing activities in fiscal 1997 was primarily provided by $5.0 million from the sale of class D preferred stock; $3.9 million of net borrowings under our revolving credit agreement and an increase of $2.7 million of bank overdrafts.

     Our revolving credit agreement provides for borrowings of up to $30.0 million, of which up to $25.0 million may be used for letters of credit. Cash borrowings and letters of credit under our revolving credit agreement are secured by all of our assets. Our borrowings under this agreement are restricted to a specified percentage of our accounts receivable and inventory. Specifically, we are not permitted to borrow amounts that are greater than the sum of 80% of our eligible accounts receivable and 60% of our eligible inventory. The revolving credit agreement provides some exceptions to these limitations. These exceptions allow us to exceed these limitations by $3.0 million from December 31, 1998 to March 31, 1999, $3.0 million from October 31,

1999 to March 31, 2000 and $2.0 million from October 1, 2000 to March 31, 2001. The interest rates that we are charged under our revolving credit agreement are variable.

     We can choose to have our interest rate based on:

the higher of the U.S. federal funds rate plus 0.50% or our bank's prime rate,
            or
adjusted LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our financial performance.

     As of January 1, 2000 we had no cash borrowings and $5.3 million of letters of credit issued, with $24.7 million available to borrow under our revolving credit agreement. The revolving credit agreement is available through July 31, 2001.

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


QUARTERLY RESULTS AND SEASONALITY

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


INFLATION

     We do not believe that inflation had a material effect on our financial position or results of operations during the past three years. We cannot predict what effect inflation will have in the future. Our operating results may be materially adversely affected by future inflation.


FORWARD-LOOKING STATEMENTS

	 This report contains forward-looking statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

     For example, our continued growth plans, estimated capital expenditures, anticipated expenditures and funding requirements, sources of funding, adequacy of funding, anticipated new store openings and the payment of dividends. In addition, when used in this report, the words "anticipate", "believe", "estimate" and similar expressions are generally intended to identify forward-looking statements. For these statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

? changes in general economic and business conditions and those in the bridal industry in particular

? actions of competitors

? the level of demand for our product

? developments in international markets

? our inability to obtain financing when required

These and other important factors that may cause actual results to differ materially from such forward-looking statements are discussed in this report and included in the "Risk Factors" section of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission and any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission. You are urged to consider such factors. We assumes no obligation for updating any such forward-looking statements.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

David's Bridal, Inc.
Index To Consolidated Financial Statements
                                                                Page
Report of Independent Public Accountants                         21
Consolidated Balance Sheets                                      22
Consolidated Statements of Operations                            23
Consolidated Statements of Shareholders' Equity                  24
Consolidated Statements of Cash Flows                            25
Notes to Consolidated Financial Statements                       26

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of David's Bridal, Inc.:

     We have audited the accompanying consolidated balance sheets of David's Bridal, Inc. (a Florida corporation) and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, redeemable Common stock and shareholders' equity and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of David's Bridal, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Philadelphia, Pa.
February 7, 2000

                    DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (dollar amounts in thousands, except share data)

                                                         JANUARY 1,  JANUARY 2,
                                                           2000        1999
                                                        ----------  ----------
                                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................  $     1,751  $      320
 Accounts receivable..................................        2,870       2,423
 Inventories..........................................       49,675      37,799
 Prepaid expenses and other assets....................        3,505       2,323
 Deferred tax asset...................................          208          --
                                                         ----------  ----------
       Total current assets...........................       58,009      42,865
                                                         ----------  ----------
PROPERTY AND EQUIPMENT, net...........................       28,070      20,650
DEFERRED TAX ASSET....................................        1,248       1,066
OTHER ASSETS, net of accumulated amortization of $148
 and $79, respectively................................          721         977
                                                         ----------  ----------
                                                         $   88,048  $   65,558
                                                         ==========  ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Bank overdrafts......................................   $    2,747  $    4,033
 Current portion of capitalized lease obligations.....          294         134
 Current portion of long-term debt....................          132         147
 Accounts payable.....................................        8,964       6,070
 Accrued expenses.....................................        7,643       4,837
 Income taxes payable.................................          213         355
 Deferred tax liabilities.............................           --         236
                                                         ----------  ----------
        Total current liabilities.....................       19,993      15,812
                                                         ----------  ----------
DEFERRED RENT.........................................        3,993       2,861
                                                         ----------  ----------
CAPITALIZED LEASE OBLIGATIONS, net of current portion.          664         281
                                                         ----------  ----------
LONG-TERM DEBT........................................        2,134      19,366
                                                         ----------  ----------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY:
 Convertible Preferred stock, liquidation value
   $33,977 at January 2, 1999.........................           --          11
 Common Stock, $.01 par value, 100,000,000 shares
   authorized, 19,417,721 and 9,739,848 shares issued
   and outstanding....................................          194          97
 Additional paid-in capital...........................       41,145      18,282
 Retained earnings....................................       19,925       8,848
                                                         ----------  ----------
        Total shareholders' equity                           61,264      27,238
                                                         ----------  ----------
                                                         $   88,048  $   65,558
                                                         ==========  ==========

The accompanying notes are an integral part of these consolidated statements.

                      DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)

                                                       FISCAL YEAR ENDED
                                             ----------------------------------
                                             JANUARY 1,  JANUARY 2,  JANUARY 3,
                                                2000       1999         1998
                                            ----------  ----------  ----------
REVENUES:
Net sales....................................  $175,178    $123,540    $ 85,381
Other income.................................    13,330       9,062       6,228
                                               --------     -------    --------
    Total revenues...........................   188,508     132,602      91,609

COST OF SALES, including buying, distribution
  and occupancy costs........................   102,141      74,611      52,882
                                               --------     -------    --------
    Gross profit.............................    86,367      57,991      38,727

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    68,383      47,571      33,702
                                               --------     -------    --------
INCOME FROM OPERATIONS.......................    17,984      10,420       5,025
INTEREST EXPENSE, net of interest income of
  $344 in fiscal 1999........................       261       1,087       1,249
                                               --------     -------    --------
    Income before income taxes...............    17,723       9,333       3,776
INCOME TAX PROVISION.........................     6,646       3,578       1,296
                                               --------     -------    --------
NET INCOME...................................  $ 11,077     $ 5,755    $  2,480
                                               ========     =======    ========
Net income per common share:
  Basic......................................   $  0.71     $  0.59    $   0.25
                                               ========     =======    ========
  Diluted....................................   $  0.58     $  0.31    $   0.14
                                               ========     =======    ========
Weighted average shares outstanding:
  Basic......................................    15,575       9,751       9,849
  Diluted....................................    19,235      18,375      17,472





 The accompanying notes are an integral part of these consolidated statements.

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
                             (dollar amounts in thousands)



                                                  SHAREHOLDERS' EQUITY
                                  -------------------------------------------------------
                          Redeem-  Preferred         Common    Additional
                           able      Stock           Stock       Paid-In  Retained
                          Common  ------------   -------------   Capital  Earnings  Total
                          Stock   Shares Amount   Shares  Amount
                          ------  -------------  --------------  -------  --------  ------
BALANCE, JANUARY 4, 1997. $3,607   400,000  $ 4  9,849,403  $98 $10,356    $   613 $11,071
Sale of preferred stock..   --     686,402    7       --     --   4,969         --   4,976
Modification of Common
  stock redemption
  agreement.............. (3,120)     --     --       --     --   3,120         --   3,120
Accretion of Common stock
  redemption value.......    141      --     --       --     --    (141)        --    (141)
Net income...............     --      --     --       --     --     --       2,480   2,480
                          ------  ---------  --  ---------   --  ------    -------  ------
BALANCE, JANUARY 3, 1998.    628  1,086,402  11  9,849,403   98  18,304      3,093  21,506
Purchase of Redeemable
  Common stock...........   (651)     --     --   (109,555)  (1)      1         --      --
Accretion of Common stock
  redemption value.......     23      --     --       --     --     (23)        --     (23)
Net income...............     --      --     --       --     --      --      5,755   5,755
                          ------  ---------  --  ----------  --  -------   ------- -------
BALANCE, JANUARY 2, 1999.     --  1,086,402  11   9,739,848  97   18,282     8,848  27,238
Exercise of stock options
  and related tax benefit     --      --     --     198,475   2    1,494        --   1,496
Initial public offering
  of Common stock........     --      --     --   1,935,581  19   21,434        --  21,453
Conversion of preferred
  stock..................     -- (1,086,402)(11)  7,543,817  76      (65)       --      --
Net income...............     --      --     --       --     --      --     11,077  11,077
                          ------  ---------  --  ----------  --  -------   ------- -------
BALANCE, JANUARY 1, 2000. $   --      --    $--  19,417,721$194  $41,145   $19,925 $61,264
                          ======  =========  ==  ==========  ==  =======   ======= =======

 The accompanying notes are an integral part of these consolidated statements.

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollar amounts in thousands)

                                                           FISCAL YEAR ENDED
                                                    ----------------------------------
                                                     JANUARY 1,  JANUARY 2,  JANUARY 3,
                                                         2000       1999        1998
                                                     ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .....................................       $11,077    $  5,755    $  2,480
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities--
   Depreciation and amortization..................        4,121       2,896       2,022
   Amortization of debt issuance costs............           69          42          74
   Provision for deferred rent....................        1,132         431         782
   Loss on sale or disposal of property and
    equipment.....................................          252         144           8
   Equity income in affiliate.....................         (324)       (166)         --
   Deferred income taxes..........................         (626)         82        (479)
   Tax benefit from options.......................          458          --          --
    Changes in assets and liabilities--
    (Increase) decrease in--
      Accounts receivable.........................         (447)       (955)       (116)
      Prepaid expenses and other assets...........         (796)       (780)        375
      Inventories.................................      (11,876)     (5,347)    (12,204)
    Increase (decrease) in--
      Accounts payable............................        2,894       1,676         816
      Accrued expenses............................        2,806         852       1,668
      Income taxes payable........................         (142)       (390)        785
                                                       --------    --------    --------
      Net cash provided by (used in) operating
        activities................................        8,598       4,240      (3,789)
                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.............................      (10,978)     (8,105)     (7,470)
 Distribution from(investment in) affiliate......          170         460        (460)
                                                       --------    --------     --------
      Net cash used in investing activities.......      (10,808)     (7,645)     (7,930)
                                                       --------    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt........           --       1,400           --
  Repayments of long-term debt and capital leases.         (420)       (680)       (203)
  Borrowings on revolving credit agreement........       15,200      41,500      42,356
  Repayments on revolving credit agreement........      (32,300)    (39,300)    (38,461)
  Borrowings on short-term debt...................           --          --         460
  (Decrease) increase in bank overdrafts..........       (1,286)      1,030       2,732
  Net proceeds from issuance of Common stock......       21,453          --          --
  Proceeds from exercise of stock options.........        1,038          --          --
  Proceeds from sale of Preferred stock...........           --          --       4,976
  Repurchase of Common stock......................           --        (651)         --
  Payment of debt issuance costs..................          (44)        (38)       (185)
                                                       --------    --------     --------
      Net cash provided by financing
        activities................................        3,641       3,261      11,675
                                                       --------    --------     --------
      Net increase (decrease) in cash.............        1,431        (144)        (44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......          320         464         508
                                                       --------    --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR............     $  1,751    $    320     $   464
                                                       ========    ========     ========




Supplemental Cash Flow Information:

Cash paid for income taxes and interest:
    Income taxes..................................    $   6,958    $  3,744    $    330
    Interest, net of amounts capitalized..........          676       1,018       1,240
Noncash investing and financing activities:
    Fixed assets acquired under capital leases....          816          --          --


  The accompanying notes are an integral part of these consolidated statements.

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BACKGROUND

     David's Bridal, Inc. was organized on August 29, 1990 and is engaged in the retail sale of bridal gowns and bridal related merchandise. As of January 1, 2000 and January 2, 1999, the Company operated 100 stores in 35 states and 77 stores in 29 states, respectively, throughout the United States.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of David's Bridal, Inc. and subsidiaries (the Company) include the accounts of David's Bridal, Inc. (a Florida corporation) and all of its wholly owned subsidiaries. Material intercompany balances and transactions have been eliminated in consolidation.

  FISCAL YEAR END

     The Company operates under a 52/53-week fiscal year ending on a Saturday nearest December 31. The accompanying consolidated financial statements for the years ended January 1, 2000 (fiscal 1999), January 2, 1999 (fiscal 1998) and January 3, 1998 (fiscal 1997), all include 52 weeks of operations.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Checks issued in excess of cash balances are reflected as bank overdrafts. Cash and cash equivalents includes investments of $669,000 in overnight securities as of January 1, 2000.

  INVENTORIES

     Merchandise inventories are stated at the lower of cost (first-in, first-out) or market. Costs associated with certain buying, receiving and distribution activities are included in inventories.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Gains or losses on sale or disposal are reflected in net income. Depreciation and amortization is computed on the straight-line method over the estimated useful life of the asset. The estimated useful lives are as follows:

Land improvements............................  20 years
Buildings and improvements...................  20 to 30 years
Equipment....................................  3 to 10 years
Leasehold improvements.......................  Lesser of useful life or lease term
Furniture and fixtures.......................  5 to 10 years

     Certain personnel costs and out-of-pocket costs directly associated with the construction or remodeling of stores are capitalized and amortized over the lease term.

     The Company capitalizes interest in connection with the construction of new stores which is amortized over the lesser of the assets' estimated useful life or lease term. During fiscal 1999, 1998 and 1997, $89,000, $59,000, and $70,000, respectively, of interest was capitalized.

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



  ACCOUNTING FOR LONG-LIVED ASSETS

     The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying amount to determine if a write-down to recoverable value is necessary. Management believes that there has been no impairment of the Company's long-lived assets.

  DEFERRED RENT

     Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over actual cash paid has been recorded as deferred rent in the accompanying consolidated balance sheets.

  REVENUE RECOGNITION

     The Company records revenue when an item is sold and delivered to a customer. Revenue is recognized on special orders when the customer orders the goods, the goods are owned by the Company and the Company receives 100% payment for the goods. The Company's policy is not to accept returns of special order goods. Layaway deposits are recorded as a liability and recognized as a sale upon receipt of full payment. Alterations revenues are deferred until the work is completed. Other income consists primarily of alterations revenue.

  STORE OPENING

     Store opening costs incurred at new store locations are charged to expense as incurred.

  ADVERTISING

     Advertising costs are expensed the first time the advertising takes place. For fiscal 1999, 1998 and 1997, advertising expense, net of reimbursements received from vendors for specific advertising events, was $12,435,000, $8,088,000 and $6,295,000, respectively.

  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost. The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximate fair value due to the short maturity of these instruments.

                    DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



  FAIR VALUE OF FINANCIAL INSTRUMENTS-(CONTINUED)

     Debt instruments consist primarily of borrowings under a revolving credit agreement which charges a variable rate of interest consistent with current market rates, and mortgages with interest rates consistent with current market rates. As of January 1, 2000 and January 2, 1999 the fair value of these instruments approximated carrying value.

  BUSINESS AND CREDIT RISK CONCENTRATION

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments in highly liquid funds. Receivables associated with third party credit cards are processed by financial institutions which are monitored for financial stability.

     The Company utilizes international manufacturers (mainly in China) to provide all of its bridal gowns and flower girl dresses. Should there be significant changes in areas such as quotas, tariffs and fluctuations in exchange rates, among others, the Company's ability to obtain merchandise at a reasonable cost and in a timely manner could be significantly impaired. Management monitors these risks and believes that its relationships are such that alternative sourcing arrangements would be available.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.


2.  INITIAL PUBLIC OFFERING:

     In June 1999 the Company completed an initial public offering of its Common stock at a price of $13 per share. All outstanding shares of Preferred stock converted into 7,543,817 shares of Common stock. A total of 8,400,000 shares of Common stock were sold during the offering which included 1,935,581 shares sold by the Company, 6,317,499 shares sold by shareholders and 146,920 shares sold which were issued immediately prior to completion of the offering in connection with the exercise of stock options. The net proceeds to the Company were $21.5 million.

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


3.  NET INCOME PER SHARE:

     Net income per share is calculated utilizing the principles of SFAS No. 128, "Earnings per Share" (EPS).

     Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants. There have been no adjustments to net income for purposes of calculating diluted EPS.

     Under SFAS No. 128, the Company's granting of certain stock options and convertible preferred stock resulted in potential dilution of basic EPS. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

                                                FISCAL YEAR ENDED
                                       -------------------------------------
                                       JANUARY 1,   JANUARY 2,    JANUARY 3,
                                          2000         1999         1998
                                       ----------   ----------   -----------

Basic weighted average number of
  shares outstanding.................  15,574,731    9,751,000    9,849,419
Incremental shares from assumed
  exercise or conversion of:
  Stock options......................     466,892      381,605           --
  Preferred stock (see Note 9).......   3,193,482    8,242,144    7,622,725
                                       ----------   ----------   ----------
Diluted weighted average number of
  shares outstanding.................  19,235,105   18,374,749   17,472,144
                                       ==========   ==========   ==========

     The number of incremental shares from the assumed exercise of stock options is calculated applying the treasury stock method. Common stock options outstanding at January 3, 1998 to purchase 1,053,195 shares of Common Stock were not included in the computation of diluted EPS in fiscal 1997 because they were antidilutive.

4.  PROPERTY AND EQUIPMENT:

                                                       JANUARY 1,    JANUARY 2,
                                                          2000          1999
                                                       ----------    ----------
                                                             (in thousands)
Property and equipment consist of:
   Land...............................................   $ 1,047       $ 1,047
   Land improvements..................................       149           149
   Buildings and improvements.........................     2,642         2,635
   Equipment..........................................    10,936         5,145
   Leasehold improvements.............................    14,361        10,798
   Furniture and fixtures.............................     8,526         5,646
   Construction in progress...........................       875         2,062
                                                         -------       -------
                                                          38,536        27,482
   Less--Accumulated depreciation and amortization....   (10,466)       (6,832)
                                                         -------       -------
                                                         $28,070       $20,650
                                                         =======       =======

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



5.  INVESTMENTS IN AFFILIATES:

     In December 1997, the Company purchased an equity interest in MDR Associates LLC (MDR) for $460,000 which owns an interest in an aircraft. Two shareholders of the Company also held an indirect equity interest in MDR. The investment was accounted for under the equity method of accounting and was included in other assets in fiscal 1997. The equity interest was redeemed in fiscal 1998 for $460,000.

     In August 1995, the Company entered into a joint venture agreement with Addwood Limited for a 50% ownership in a newly formed Hong Kong corporation, Fillberg Limited (Fillberg). The Company contributed nominal capital to Fillberg and loaned $170,000 in a noninterest-bearing loan with no stated maturity. The loan was repaid in fiscal 1999. Addwood Limited is indirectly owned by a shareholder of the Company based in Hong Kong.

     Under a buying agency agreement, Fillberg will be the exclusive buying agent of the Company for ready made bridal garments from certain territories, as defined, and the Company will be the primary client of Fillberg. Under the agreement, the Company pays Fillberg commissions of 7% for merchandise purchased by the Company.

     The investment is accounted for under the equity method of accounting with profits eliminated from net income in the application of the equity method to the extent that the Company has not yet sold the merchandise. The investment balance included in other assets was $490,000 at January 1, 2000 and $336,000 at January 2, 1999, which included the $170,000 receivable. Equity income of $324,000 and $166,000 was recognized in fiscal 1999 and 1998, respectively. Commissions of $1,869,000, $1,294,000 and $1,157,000 were recorded for merchandise purchased during fiscal 1999, 1998 and 1997, respectively, of which $1,579,000 and $1,212,000, were included in the cost of inventories on the accompanying consolidated balance sheets at January 1, 2000 and January 2, 1999, respectively. At January 1, 2000 and January 2, 1999, $507,000 and $393,000, respectively, was payable to Fillberg for commissions.

6.  ACCRUED EXPENSES AND OTHER:

                                                     JANUARY 1,    JANUARY 2,
                                                        2000          1999
                                                     ----------    ----------
                                                          (in thousands)

Payroll and related expenses.......................    $2,001        $1,432
Other..............................................     5,642         3,405
                                                       ------        ------
                                                       $7,643        $4,837
                                                       ======        ======
7.  DEBT:
                                                     JANUARY 1,    JANUARY 2,
                                                        2000          1999
                                                     ----------    ----------
                                                          (in thousands)

Revolving credit agreement.........................   $    --       $17,100
Mortgages..........................................     2,058         2,139
Other..............................................       208           274
                                                      -------       -------
                                                        2,266        19,513
Less--Current portion..............................      (132)         (147)
                                                      -------       -------
                                                      $ 2,134       $19,366
                                                      =======       =======

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



 7.  DEBT--(CONTINUED)

     On August 1, 1997, the Company entered into a new revolving credit agreement with a bank which was amended on December 30, 1998 providing for borrowings up to $30 million including a sublimit of $25 million for letters of credit. Borrowings are limited to the sum of 80% of eligible receivables and 60% of eligible inventory, as defined. The Company may exceed its borrowing base by $3 million during the months of October through March for the period beginning December 1998 and October 1999 and by $2 million for the period beginning October 2000. At the Company's election, interest is calculated at
(i) the Base Rate (higher of U.S. Federal Funds Rate plus .5% or the bank's Prime Rate), or (ii) the adjusted LIBOR, as defined, plus an applicable margin ranging from 1.25% to 1.75% based on earnings ratios, as defined. Interest will be increased by 2% for the duration of any events of default. Interest is payable monthly on Base Rate borrowings and at the end of each elected interest period on each LIBOR borrowing. There were no Base Rate borrowings at January 1, 2000. Principal is payable July 31, 2001. An unutilized commitment fee of
 .25% per annum is due quarterly. The Company was contingently liable for open letters of credit of $5,254,000 and $4,145,000 at January 1, 2000 and January 2, 1999, respectively.

     The revolving credit agreement requires the Company to comply with various covenants which include, among other things, the maintenance by the Company of certain fixed charge, leverage and debt ratios at the end of each fiscal quarter, as defined. The revolving credit agreement is secured by all tangible and intangible assets of the Company and restricts distributions related to equity interests which include the payment of dividends. In the event of termination of the commitment or an event of default, the Bank may require the Company to deliver cash or U.S. Treasury Bills in the amount of 105% of the outstanding undrawn letters of credit.

     In fiscal 1998, the Company entered into a master lease agreement with a leasing company which provides for $1,819,000 for leasing equipment. The agreement requires that the leases be capital in nature. During fiscal 1999, the Company financed $816,000 of equipment under the agreement. This agreement expired in July, 1999.

     In fiscal 1996, the Company entered into a $800,000 mortgage agreement with a bank which is payable in monthly installments with interest, as defined through 2011. The interest rate at January 1, 2000 and January 2, 1999 was 8%. The mortgage is collateralized by the underlying property.

     In fiscal 1998, the Company entered into a $1.4 million mortgage note with a bank which is payable in monthly installments of principal and interest of $14,000 with a final payment of $1,123,000 due on December 1, 2003. The note bears interest at 8% and is subject to a prepayment penalty of 2%, as defined, until December 1, 2000. The note is collateralized by the underlying property.

     The Company has agreements with certain landlords whereby the Company received advances for construction of leasehold improvements which will be repaid by the Company during the lease periods. Interest ranges from 8%-11% and the notes are due through 2006. At January 1, 2000 and January 2, 1999, $208,000 and $274,000, respectively, were outstanding under these agreements.

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



7.  DEBT--(CONTINUED)

Future long-term debt maturities are as follows:

                                         AS OF
                                    JANUARY 1, 2000
FISCAL                              ---------------
                                     (in thousands)

2000..............................      $   132
2001..............................          122
2002..............................          132
2003..............................        1,246
2004..............................           79
2005 and thereafter...............          555
                                        -------
                                        $ 2,266
                                        =======

8.  INCOME TAXES:

     The income tax provision consists of the following components:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 1,    JANUARY 2,    JANUARY 3,
                                                         2000          1999          1998
                                                      ----------    ----------    ----------
                                                                  (in thousands)
Current:
  Federal...........................................   $6,904        $3,339        $1,538
  State.............................................      368           412            30
                                                       ------        ------        ------
                                                        7,272         3,751         1,568
                                                       ------        ------        ------
Deferred:
  Federal...........................................     (626)         (173)         (272)
  State.............................................       --            --            --
                                                       ------        ------        ------
                                                         (626)         (173)         (272)
                                                       ------        ------        ------
                                                       $6,646        $3,578        $1,296
                                                       ======        ======        ======

                    DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



8.  INCOME TAXES--(CONTINUED)

       The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the following components:

                                                              JANUARY 1,    JANUARY 2,
                                                                 2000          1999
                                                              ----------    ----------
                                                                  (in thousands)
Deferred tax assets--
Deferred rent...............................................    $1,398        $  973
Uniform inventory capitalization............................       366           148
Depreciation................................................       203            --
Other.......................................................       327           143
                                                                ------        ------
                                                                 2,294         1,264
                                                                ------        ------
Deferred tax liabilities--
Unrealized profit...........................................      (346)         (223)
Depreciation................................................        --           (83)
Other.......................................................      (492)         (128)
                                                                ------        ------
                                                                  (838)         (434)
                                                                ------        ------
Net deferred tax asset......................................    $1,456        $  830
                                                                ======        ======

     The reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

                                                         FISCAL YEAR ENDED
                                                ------------------------------------
                                                JANUARY 1,   JANUARY 2,   JANUARY 3
                                                   2000         1999         1998
                                                ----------   ----------   ----------
Tax at federal statutory rate.................     35.0%        34.0%       34.0%
State taxes, net of federal benefit...........      1.3          3.1         0.5
Other.........................................      1.2          1.2        (0.2)
                                                   ----         ----        ----
                                                   37.5%        38.3%       34.3%
                                                   ====         ====        ====

9.  REDEEMABLE COMMON STOCK, PREFERRED STOCK AND STOCK OPTIONS:

Redeemable Common Stock

     In fiscal 1995, the Company entered into redemption agreements with certain shareholders for the purchase of 1,907,902 shares of Common stock for a total of $7.4 million plus an amount calculated based on the timing of redemption, as defined. This obligation has been reflected as Redeemable Common stock and has been reclassified out of equity in the accompanying consolidated financial statements. In fiscal 1996, the Company redeemed 1,099,653 shares under the redemption agreements at a total purchase price of $4.5 million. In fiscal 1997, in connection with the sale of the Class D Preferred stock, the redemption agreements with certain shareholders were modified to eliminate any continuing obligation by the Company to repurchase 698,694 of the shares. The remaining 109,555 shares were redeemed in February 1998 for $651,000.

                    DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


9.  REDEEMABLE COMMON STOCK, PREFERRED STOCK AND STOCK OPTIONS: --(CONTINUED)

Preferred Stock

The components of Preferred stock at January 2, 1999 are as follows:

Class A, $.01 par value, 175,000 shares authorized, 171,792
  shares issued and outstanding at January 2, 1999.........        $1,718
Class B, $.01 par value, 125,000 shares authorized, 114,104
  shares issued and outstanding at January 2, 1999.........         1,141
Class C, $.01 par value, 300,000 shares authorized, 114,104
  shares issued and outstanding at January 2, 1999.........         1,141
Class D, $.01 par value, 1,250,000 shares authorized,
  686,402 shares issued and outstanding at January 2, 1999.         6,864

     As part of the May 1999 Initial Public Offering, all outstanding shares of preferred stock were converted to Common stock, see note 2. Class A, B and C of preferred stock were converted to Common stock at a rate of 16.332 to 1. Class D preferred stock was converted to Common stock at a rate of 1.473 to 1.

     At January 1, 2000, 5,000,000 shares of preferred stock were authorized and none were issued and outstanding.

Stock Options

     The Company's 1995 Stock Option Plan (the Plan), as amended, provides for the grant of Common Stock and Common Stock options to key employees, members of the board of directors and certain consultants at prices determined by the Board. The Company has reserved 2,450,000 shares of its Common stock for awards under the Plan. The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized since the options were issued at or above fair value.

     Had compensation cost for the options issued to employees or directors been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income, basic EPS and diluted EPS would have been equal to the pro forma amounts indicated below:

                                         FISCAL YEAR ENDED
                                ------------------------------------
                                JANUARY 1,   JANUARY 2,   JANUARY 3,
                                   2000         1999         1998
                                ----------   ----------   ----------
                             (in thousands except for per share data)

Net income         As reported   $11,077       $5,755      $ 2,480
                   Pro forma       9,955        5,511        2,282

Basic EPS          As reported     $0.71        $0.59        $0.25
                   Pro forma        0.64         0.57         0.23

Diluted EPS        As reported     $0.58        $0.31        $0.14
                   Pro forma        0.52         0.30         0.13


     The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $4.41, $1.75 and $1.76, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                     DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



 9.  REDEEMABLE COMMON STOCK, PREFERRED STOCK AND STOCK OPTIONS--(CONTINUED)

                                                                  FISCAL YEAR ENDED
                                                        -----------------------------------
                                                        JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                           2000         1999         1998
                                                        ----------   ----------   ----------
Expected dividend rate..................................       --           --           --
Expected volatility.....................................     55.0%        55.0%        55.0%
Risk-free interest rate.................................      5.7%         5.5%         6.1%
Expected lives (years)..................................        3            3            3

     During fiscal 1999, 1998 and 1997, the Company granted options to purchase 1,002,530, 484,604 and 103,110 shares of Common stock, respectively, under the Plan. These options vest over a 3-year period and were issued with exercise prices equal to or above fair market value on the grant date. In addition, in fiscal 1996, the Company granted to two nonemployees an option to purchase 110,475 shares and 44,190 shares of Common stock at $4.92 and $6.11, per share, respectively. The value of these options as determined using the Black-Scholes option pricing model consistent with SFAS 123 was not material to the consolidated financial statements. These options are fully vested.

     Information with respect to options outstanding is as follows:

                                                                         WEIGHTED
                                              OPTION PRICE     AGGREGATE    AVERAGE EXERCISE
                                    SHARES      PER SHARE    EXERCISE PRICE        PRICE
                                   ---------  -------------  -------------- ----------------
Options outstanding, January 4,
  1997.............................    950,085   $4.92 -  6.11     $4,886,250          $5.14
  Granted..........................    103,110            6.11        630,000           6.11
                                     ---------   -------------     ----------
Options outstanding, January 3,
  1998.............................  1,053,195    4.92 -  6.11      5,516,250           5.24
  Granted..........................    484,604    6.11 -  6.79      3,278,500           6.77
  Cancelled........................   (109,000)   6.11 -  6.79       (705,000)          6.47
                                     ---------   -------------     ----------
Options outstanding, January 2,
  1999.............................  1,428,799    4.92 -  6.79      8,089,750           5.66
  Granted..........................  1,002,530    8.13 - 13.00     12,222,890          12.19
  Exercised........................   (198,475)   4.92 -  6.11     (1,038,127)          5.23
  Cancelled........................    (84,627)   6.11 - 13.00       (708,985)          8.38
                                     ---------   -------------    -----------
Options outstanding, January 1,
  2000.............................  2,148,227   $4.92 - 13.00    $18,565,528         $ 8.64
                                     =========   =============     ==========

     As of January 1, 2000, the weighted average contractual life of options outstanding was 7.9 years, there were options to purchase 997,601 shares of Common stock vested at a weighted average exercise price of $6.83 and there were 103,298 shares reserved under the Plan which were not granted.

                   DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10.  BENEFIT PLAN:

     On January 1, 1995, the Company adopted a 401(k) plan for its employees (the 401(k) Plan). The 401(k) Plan allows participants to contribute up to 15% of their compensation and permits an employer match of up to 6% of participant compensation, subject to certain limitations, as defined. Employer contributions vest 20% per year. The expense was $46,000, $18,000 and $14,000 during fiscal 1999, 1998 and 1997, respectively.

11.  RELATED PARTY:

     The Company purchased leasehold improvements and supplies from a company owned by a shareholder of the Company totaling $765,000, $297,000 and $159,000 in fiscal 1999, 1998 and 1997, respectively.

     On June 7, 1999 the Company made a $450,000 loan to an executive of the Company. The loan bears interest at the rate of 8%. The principal and interest will be forgiven on an annual basis over a three year period if the executive remains in the employment of the Company.

12.  COMMITMENTS AND CONTINGENCIES:

     The Company leases its retail stores, administrative offices and distribution facilities under noncancellable operating leases. Most store leases have an average initial term of ten years, with two five year renewal options, and provide for predetermined escalations in future minimum annual rents. Certain leases provide for additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in deferred rent in the accompanying consolidated balance sheets. Rent expense under all operating leases was $14,109,000, $9,817,000 and $7,011,000 in fiscal 1999, 1998 and 1997, respectively, excluding common area maintenance charges.

     The Company leases a portion of its software and equipment under various capital lease agreements. Capitalized costs of $1,487,000 and $671,000 and related accumulated amortization of $544,000 and $268,000 at January 1, 2000 and January 2, 1999, respectively, has been included in net property and equipment.

     The present value of the minimum lease payments for all capital leases is as follows :
                                                         AS OF
                                                    JANUARY 1, 2000
                                                    ---------------
                                                    (in thousands)

Total minimum lease payments......................       $1,077
Less--Amount representing interest................         (119)
                                                         ------
Present value of minimum lease payments...........       $  958
                                                         ======

Future minimum lease payments under all of the Company's operating and capital leases as of January 1, 2000 are as follows (in thousands):

                                       OPERATING    CAPITAL
FISCAL                                 ---------    -------
                                          (in thousands)

2000.................................   $ 15,560     $  350
2001.................................     15,647        338
2002.................................     15,371        195
2003.................................     14,922        189
2004.................................     14,260          5
2005 and thereafter..................     44,110         --
                                        --------     ------
                                        $119,870     $1,077
                                        ========     ======

                 DAVID'S BRIDAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


12.  COMMITMENTS AND CONTINGENCIES (continued):


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


13.   SUBSEQUENT EVENT:

     In January 2000, the Company purchased a corporate office building for $7,275,000 with available cash and the revolving credit agreement. The Company plans to relocate to the new corporate offices in the second quarter of fiscal 2000.



14.   QUARTERLY FINANCIAL DATA RESULTS (Unaudited)

                                                    THIRTEEN WEEKS ENDED
                                         ----------------------------------------------
                                         APRIL 3,   JULY 3,     October 2,   January 1,
                                          1999        1999       1999        2000
                                         -------    -------     ---------    ----------
                                            (dollars in thousands except per share data)
Total Revenues.........................  $56,804    $49,810       $47,242      $34,652
Gross Profit(a)........................   27,835     22,888        21,335       14,309
Income (Loss) from Operations..........    7,644      5,666         4,116          558
Net Income.............................    4,570      3,505         2,608          394
Diluted Net Income Per Share...........     0.25       0.19          0.13         0.02
Market Price Per Share: high - low.....      N/A    16:11-1/2     16:6-1/4   12-1/2:6-5/8

                                                       THIRTEEN WEEKS ENDED
                                         ---------------------------------------------
                                         APRIL 4,   JULY 4,    October 3,   January 2,
                                         1998        1998      1998         1999
                                         -------    -------    ----------   ----------
                                           (dollars in thousands except per share data)
Total Revenues.........................  $37,597    $35,189       $34,456      $25,360
Gross Profit(a)........................   17,461     15,573        14,714       10,243
Income (Loss) from Operations..........    4,929      3,517         2,166         (192)
Net Income (Loss)......................    2,823      2,061         1,181         (310)
Diluted Net Income (Loss)Per Share.....     0.15       0.11          0.06        (0.03)
Market Price Per Share: high - low.....      N/A        N/A           N/A           N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                             PART III


Item 10. Directors and Executive Officers of the Registrant

     Information regarding executive officers required by this Item is set forth in Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2000, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference.

Item 11. Executive Compensation

     The section entitled "Executive Compensation" appearing in the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2000, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2000, sets forth certain information with respect to the ownership of the Registrant's Common stock and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The section entitled "Certain Relationships and Related Transactions" appearing in the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2000, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                              Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1) Financial Statements

    The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 20.

(2) Schedules


    Schedules have been omitted because the required information is shown in the consolidated financial statements or note thereto or they are not applicable.

EXHIBIT
NUMBER                            DESCRIPTION
-------   ----------------------------------------------------------

*3.1      Articles of Incorporation

*3.2      Bylaws

*10.1     Amended and Restated 1995 Stock Option Plan

*10.2 Joint Venture and Shareholders Agreement dated August 1995 by and among David's Bridal Corporation and Addwood Limited

*10.3     Registration Agreement dated June 9, 1995 among David's
          Bridal, Inc. and certain shareholders

*10.4     Amendment No. 1 to Registration Agreement, dated as of
          August 15, 1997 by and among David's Bridal, Inc. and certain shareholders

*10.5 Amended and Restated Credit Agreement dated December 31, 1997 among David's Bridal, Inc. and First Union Corporation

*10.6     Consulting Agreement between David's Bridal, Inc. and
          Steven H. Erlbaum

*10.7     Employment Agreement between David's Bridal, Inc. and
          Robert D. Huth

*10.8     Employment Agreement between David's Bridal, Inc. and
          Philip Youtie

21.1      Subsidiaries of the Company

23.1      Consent of Arthur Andersen LLP

27        Financial Data Schedule for the fiscal year ended
          January 1, 2000
-------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (file no. 333-72693).

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ardmore, Pennsylvania, on March 28, 2000.

                                          DAVID'S BRIDAL, INC.

                                          By /s/ ROBERT D. HUTH
                                          ------------------------
                                          Robert D. Huth
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               CAPACITY                        DATE
/s/ EDWARD S. WOZNIAK              Chief Financial Officer         March 28, 2000
------------------------           (principal financial
Edward S. Wozniak                  and accounting officer)


/s/ STEVEN H. ERLBAUM              Chairman of the Board           March 28, 2000
------------------------
Steven H. Erlbaum


/s/ GARY E. ERLBAUM                Director                        March 28, 2000
------------------------
Gary E. Erlbaum


/s/ ROBERT B. CALHUN JR.           Director                        March 28, 2000
------------------------
Robert B. Calhoun, Jr.


/s/ STEVEN J. SIDEWATER            Director                        March 28, 2000
------------------------
Steven J. Sidewater


/s/ EUGENE P. LYNCH                Director                        March 28, 2000
----------------------
Eugene P. Lynch


/s/ CHARLES C. CONAWAY             Director                        March 28, 2000
----------------------
Charles C. Conaway


/s/ MICHAEL W. RAYDEN              Director                        March 28, 2000
----------------------
Michael W. Rayden