Form 10-Q
period 2000-04-01
DAVIDS BRIDAL INC
filed 2000-05-16
CIK 1080187

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                   -------------------------------------

                                FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2000

                                               OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period

                                      from              to
                                               --------      --------

Commission File No. 0-26079
                   ----------

                               David's Bridal, Inc.
          --------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Florida                                       65-0214563
       -----------------------------------  -----------------------------
       (State or other jurisdiction of       (I.R.S. Employer ID number)
       incorporation or organization)

           44 W. Lancaster Ave, Ardmore, Pennsylvania           19003
        -----------------------------------------------------------------
        (Address of principal executive offices)               (Zip code)

                                  610-896-2111
            ------------------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.  Yes ( x )   No (  )

As of April 1, 2000 there were 19,417,721 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------
Index                                                         Page
--------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (unaudited)

            Consolidated Balance Sheets -
            April 1, 2000 and January 1, 2000                     3

            Consolidated Statements of Operations-
            Thirteen weeks ended April 1, 2000
            and April 3, 1999                                     4

            Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            April 1, 2000 and April 3, 1999                       5

            Notes to Consolidated
            Financial Statements                                  6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                              8

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                      13

PART II - OTHER INFORMATION                                      14
----------------------------

SIGNATURE                                                        15

Item 1.
DAVID'S BRIDAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(dollar amounts in thousands, except per share amounts)

                                                                April 1, 2000    January 1, 2000
                                                               --------------    ---------------
ASSETS
 Current Assets:
   Cash and cash equivalents..................................     $    8,461         $    1,751
   Accounts receivable........................................          2,710              2,870
   Merchandise inventories....................................         50,590             49,675
   Prepaid and other expenses.................................          3,446              3,505
   Deferred tax asset.........................................            208                208
                                                                -------------      -------------
      Total Current Assets....................................         65,415             58,009
                                                                -------------      -------------
 Property and Equipment-at cost:
   Land and land improvements.................................          1,196              1,196
   Building and improvements..................................         24,838             17,003
   Furniture, fixtures and equipment..........................         20,246             19,462
   Construction in progress...................................          4,095                875
                                                                -------------      -------------
                                                                       50,375             38,536
   Less accumulated depreciation and amortization.............         11,829             10,466
                                                                -------------      -------------
      Total Property and Equipment............................         38,546             28,070

 Deferred tax asset...........................................          1,248              1,248
 Other........................................................          1,316                721
                                                                -------------      -------------
Total Assets..................................................     $  106,525         $   88,048
                                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Bank overdrafts............................................     $    6,197         $    2,747
   Current portion of capitalized lease obligations...........            299                294
   Current portion of long-term debt..........................            125                132
   Accounts payable...........................................          7,196              8,964
   Accrued expenses...........................................         13,665              7,643
   Income taxes payable.......................................          4,116                213
                                                                -------------      -------------
      Total Current Liabilities...............................         31,598             19,993
                                                                -------------      -------------
 Deferred Rent................................................          4,232              3,993
                                                                -------------      -------------
 Capitalized Lease Obligations, net of current portion........            587                664
                                                                -------------      -------------
 Long-Term Debt, less current maturities......................          2,103              2,134
                                                                -------------      -------------

 Commitments and Contingencies

 Stockholders' Equity:
  Common Stock, $.01 par value, 100,000,000 shares
    authorized, 19,417,721 shares issued and outstanding......            194                194
  Additional paid-in capital..................................         41,145             41,145
  Retained earnings...........................................         26,666             19,925
                                                                 ------------        -----------
      Total Stockholders' Equity..............................         68,005             61,264
                                                                 ------------        -----------
Total Liabilities and Stockholders' Equity....................     $  106,525          $  88,048
                                                                 ============        ===========

 See notes to consolidated financial statements.

DAVID'S BRIDAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(dollar amounts in thousands, except per share amounts)

                                                     Thirteen weeks ended
                                                 ----------------------------
                                                 April 1, 2000  April 3, 1999
                                                 -------------  -------------
Net sales......................................        $71,408        $54,087
Other income...................................          4,368          2,717
                                                 -------------  -------------
Total revenues.................................         75,776         56,804

Cost of sales, including buying, distribution
  and occupancy costs..........................         37,994         28,969
                                                 -------------  -------------
Gross profit...................................         37,782         27,835
Selling, general and administrative expenses...         26,908         20,191
                                                 -------------  -------------
Income from operations.........................         10,874          7,644

Interest expense, net..........................             88            272
                                                 -------------  -------------
Income before income taxes.....................         10,786          7,372

Provision for income taxes.....................          4,045          2,802
                                                 -------------  -------------
Net income.....................................        $ 6,741        $ 4,570
                                                 =============  =============

Net income per share:
Basic..........................................        $  0.35        $  0.47
Diluted........................................        $  0.34        $  0.25

Weighted shares outstanding:
Basic..........................................     19,418,721      9,740,848
Diluted........................................     19,763,268     18,614,443


See notes to consolidated financial statements.

DAVID'S BRIDAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(dollar amounts in thousands)

                                                                   Thirteen weeks ended
                                                              ----------------------------------
                                                               April 1, 2000      April 3, 1999
                                                              ---------------    ---------------
Cash Flows from Operating Activities:
     Net income............................................       $   6,741           $   4,570
     Adjustments to reconcile net income to net cash
     provided by operating activities--
       Depreciation and amortization.......................           1,363                 887
       Amortization of debt issuance costs.................              17                  15
       Provision for deferred rent.........................             239                 161
       Equity income in affiliate..........................            (225)                (50)
       Changes in assets and liabilities--
         (Increase) decrease in--
           Account receivable..............................             160                  27
           Prepaid expenses and other assets...............            (328)               (510)
           Inventories.....................................            (915)              2,460
         Increase (decrease) in--
           Accounts payable................................          (1,768)                588
           Accrued expense.................................           6,022               5,058
           Income tax payable..............................           3,903               2,011
                                                               -------------       -------------
Net Cash Provided by Operating Activities..................          15,209              15,217
                                                               -------------       -------------
Cash Flows from Investing Activities:
     Capital expenditures..................................         (11,839)             (3,361)
     Other, net............................................              -                  170
                                                               -------------       -------------
     Net Cash Used in Investing Activities.................         (11,839)             (3,191)
                                                               -------------       -------------
Cash Flows from Financing Activities:
     Repayment of long-term debt and capital leases........            (110)               (105)
     Borrowings on revolving credit agreement..............          13,700               8,900
     Repayment on revolving credit agreement...............         (13,700)            (19,000)
     Increase (decrease) in bank overdrafts................           3,450                (152)
     Payment of debt issue costs...........................              -                  (43)
                                                               -------------       -------------
     Net Cash Provided by (Used in)Financing Activities....           3,340             (10,400)
                                                               -------------       -------------
Net Increase in Cash.......................................           6,710               1,626
Cash at Beginning of Year..................................           1,751                 320
                                                               -------------       -------------
Cash at End of Period......................................       $   8,461             $ 1,946
                                                               =============       =============


See notes to consolidated financial statements.

DAVID'S BRIDAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1. Consolidated Financial Statements

The consolidated balance sheet as of April 1, 2000, the consolidated statements of operations for the thirteen week periods ended April 1, 2000 and April 3, 1999 and the consolidated statements of cash flows for the thirteen week periods ended April 1, 2000 and April 3, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at April 1, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 1, 2000 as filed with the Securities and Exchange Commission. The results of operations for the thirteen week period ended April 1, 2000 are not necessarily indicative of the operating results for the full year.


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


NOTE 3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Checks issued in excess of cash balances are reflected as bank overdrafts. Cash and cash equivalents includes investments of $5.2 million in overnight securities as of April 1, 2000.


NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (first-in, first-out) or market. Costs associated with certain buying, receiving and distribution activities are included in inventories.


NOTE 5. Property

In January 2000, the Company purchased a corporate office building for $7,275,000 with available cash and the revolving credit agreement. The company plans to relocate to the new corporate offices in the second quarter of fiscal 2000.

NOTE 6.  Net Income Per Share

(in thousands, except per share data)
                                                       Thirteen weeks ended
                                                   ----------------------------
                                                   April 1, 2000  April 3, 1999
                                                   -------------  -------------
(a) Net Income...................................          $6,741        $4,570
-------------------------------------------------------------------------------

(b) Basic weighted average number of Common
      shares outstanding during the period.......          19,418         9,740

(c) Weighted average Common shares assumed
      issued upon conversion of preferred stock..              -          8,242

(d) Weighted average Common shares assumed
      issued upon exercise of dilutive stock
      options, net of assumed repurchase, at
      the average market price...................             345           632
-------------------------------------------------------------------------------
(e) Diluted weighted average number of
      Common shares assumed outstanding during
      the period.................................          19,763        18,614
-------------------------------------------------------------------------------
    Basic Income per Share (a/b).................         $   .35       $   .47
    Diluted Income per Share (a/e)...............         $   .34       $   .25
-------------------------------------------------------------------------------

Note 7.  Commitments and Contingencies

The Company has entered into a lease agreement to expand their warehouse by 25,000 square feet increasing the total warehouse space to 115,000 square feet.

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

Note 8.  Certain Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

Note 9.  Stock Options

The Company's 1995 Stock Option Plan, as amended, provides for the grant of Common stock options to key employees, members of the board of directors and certain consultants at prices determined by the Board. The Company has reserved 2,450,000 shares of its Common stock for awards under the 1995 Stock Option Plan. In the first quarter of 2000, the Company established the 2000 Stock Option Plan for the purpose of granting Common stock options to designated employees who are not officers of the Company. The Company has reserved 175,000 shares of its Common stock for awards under the 2000 Stock Option Plan. The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized since the options were issued at or above fair value.

Information with respect to options outstanding is as follows:



                                                    Option Price    Aggregate
                                          Shares      Per Share   Exercise Price
                                          -------   ------------  --------------
Options outstanding, January 1, 2000     2,148,227   $4.92-13.00     $18,565,528
Granted                                    368,200         $9.00       3,313,800
Cancellation                                (9,473)  $6.79-13.00        (114,000)
                                         ---------   -----------     -----------
Options outstanding, April 1, 2000       5,820,754   $4.92-13.00     $21,765,328

As of April 1, 2000 there were 53,771 shares reserved under the plans which were not granted.

Item 2.
DAVID'S BRIDAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      This report contains forward-looking statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

      For example, our statements regarding our continued growth plans, estimated capital expenditures, anticipated expenditures and funding requirements, sources of funding, adequacy of funding, anticipated new store openings and the payment of dividends. In addition, when used in this report, the words "anticipate", "believe", "estimate" and similar expressions are generally intended to identify forward-looking statements. For these statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

- changes in general economic and business conditions and those in the bridal industry in particular

- actions of competitors

- the level of demand for our product

- developments in international markets

- our inability to obtain financing when required

      These and other important factors that may cause actual results to differ materially from such forward-looking statements are discussed in this report and included in the "Risk Factors" section of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission and any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission. You are urged to consider such factors. We assume no obligation for updating any such forward-looking statements.

Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                    Percentage of Total Revenues      Percentage Change
-----------------------------------------------   ----------------------------------  -----------------
Thirteen weeks ended                               April 1, 2000      April 3, 1999    Fiscal 2000 vs.
                                                   (Fiscal 2000)      (Fiscal 1999)      Fiscal 1999
-----------------------------------------------   ---------------    ---------------  -----------------
Net sales.......................................       94.2%               95.2%               32.0%
Other income....................................        5.8                 4.8                60.8
                                                     ------              ------
Total revenues..................................      100.0               100.0                33.4

Cost of sales, including buying, distribution
  and occupancy costs...........................       50.1                51.0                31.2
                                                     ------              ------
Gross profit....................................       49.9                49.0                35.7

Selling, general and administrative expenses....       35.5                35.5                33.3
                                                     ------              ------
Income from operations..........................       14.4                13.5                42.3

Interest expense, net...........................        0.2                 0.5               (67.8)
                                                     ------              ------
Income before income taxes......................       14.2                13.0                46.3

Income tax provision............................        5.3                 5.0                44.4
                                                     ------              ------
Net income......................................        8.9%                8.0%               47.5
                                                     ======              ======


Thirteen Weeks Ended April 1, 2000 vs. Thirteen Weeks Ended April 3, 1999
----------------------------------------------------------------------------

TOTAL REVENUES. Total revenues for the thirteen weeks ended April 1, 2000 (first quarter of fiscal 2000) were $75.8 million, an increase of $19.0 million, or 33.4% from the thirteen weeks ended April 3, 1999 (first quarter of fiscal 1999). We attribute the $19.0 million increase to a $5.3 million, or 9.5%, increase in comparable store sales, $1.0 million from stores opened in fiscal 2000, $12.0 million from stores opened in fiscal 1999 but not qualifying as comparable stores and an increase in third party promotional fees.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2000 was $37.8 million (49.9% of total revenues) as compared with $27.8 million (49.0% of total revenues) in the first quarter of fiscal 1999. We were able to achieve higher gross profit as a percentage of total revenues due to an improvement in merchandise margins offset by increases in buying, distribution and occupancy costs as a percentage of total revenues. We were able to achieve higher merchandise margins through our international and domestic direct sourcing efforts, which have resulted in lower product costs. Buying and distribution costs increased as a percentage of total revenues due primarily to increased personnel costs. Occupancy costs increased due primarily to higher store rental expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $26.9 million (35.5% of total revenues) in the first quarter of fiscal 2000 as compared with $20.2 million (35.5% of total revenues) in the first quarter of fiscal 1999, which is a $6.7 million increase. The significant components of selling, general and administrative expenses include store personnel costs, store selling expenses, back office support costs and advertising expenses. Store personnel costs remained consistent as a percentage of total revenues. Store selling and advertising expenses increased as a percentage of total revenues while offset by a decrease in back office support expenses as a percentage of total revenues. Advertising expense increased as a percentage of total revenues due to heightened levels of national and local advertising.

INTEREST EXPENSE, net. Net interest expense in the first quarter of fiscal 2000 was $88,000 as compared to $272,000 in the first quarter of fiscal 1999. Interest expense decreased as compared to last year due to lower debt levels as a result of financing more of our growth and operating activities with cash provided by operations.

TAXES. Our effective tax rate was 37.5% in first quarter of fiscal 2000, compared to 38.0% in the first quarter of fiscal 1999.

NET INCOME. As a result of the factors described above, our net income in the first quarter of fiscal 2000 was $6.7 million, an increase of 47.5%, or $2.2 million, over our first quarter of fiscal 1999 net income of $4.6 million.

LIQUIDITY AND CAPITAL RESOURCES - April 1, 2000
-------------------------------------------------

     We require cash principally to finance capital investment in new stores, new store inventory and seasonal working capital. We opened 4 stores in the first quarter of fiscal 2000 and anticipate opening approximately 17 additional stores during the balance of fiscal 2000. We currently estimate that our capital expenditures will be approximately $16-$17 million in fiscal 2000, excluding the $7.3 million corporate office. Our capital expenditures will be incurred to open new stores, remodel or expand existing stores and fund capital investment activities.

     In January 2000, the Company purchased a corporate office building for $7.3 million with cash from operations. Additional capital improvements are necessary to prepare the building for use. The company plans to relocate to the new corporate offices in the second quarter of fiscal 2000.

     We believe that our cash flow from operations and amounts available under our revolving credit agreement will be sufficient to fund anticipated capital expenditures and working capital requirements for at least the next 12 months. Our working capital was $33.8 million as of April 1, 2000 as compared to $18.5 million at April 3, 1999.

     Our cash flows provided by operating activities was $15.2 million for the first quarter of fiscal 2000 as compared to $15.2 million in the first quarter of fiscal 1999. Higher net income in fiscal 2000 was partially offset with increases in prepaid assets and inventory levels related to new store openings and comparable store sales growth. Accrued expenses and net income taxes payable increased in fiscal 2000 while accounts payable decreased.

     Our net cash used in investing activities in the first quarter of fiscal 2000 was $11.8 million as compared to $3.2 million in the first quarter of fiscal 1999. Our cash used in investing activities primarily represents our capital expenditures in opening new stores and the purchase of our corporate office building.

     Our net cash provided by financing activities in the first quarter of fiscal 2000 was $3.3 million as compared to net cash used of $10.4 million in the first quarter of fiscal 1999. The $3.3 million of cash provided by financing activities in the first thirteen weeks of fiscal 2000 was primarily from an increase in bank overdrafts. The $10.4 million used in the first quarter of fiscal 1999 primarily represents repayments on our revolving credit facility.

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

     As of April 1, 2000, we had no cash borrowings, issued $3.8 million of letters of credit and had $24.4 million available to borrow under our revolving credit agreement. Our long-term debt including capitalized lease obligations, as a percentage of our total capitalization, was 3.8% at the end of the first quarter of fiscal 2000 as compared to 23.9% at the end of the first quarter of fiscal 1999.

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

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates to its long-term debt obligations. The fixed rate of 8% on the Company's long-term debt at April 1, 2000 approximates market rates: thus, the fair value of the debt approximates its reported value. Borrowings under the Company's Revolving Credit Agreement are based on current market rates and are fixed for a period not exceeding 6 months. Thus, the fair value of these borrowings approximates its reported value. No borrowings were outstanding under this agreement at April 1, 2000. In the past, the Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements. However, it may consider these instruments to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

PART II - OTHER INFORMATION
---------------------------


Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits
                   (10)   2000 Employee Stock Option Plan
                   (27)   Financial Data Schedule

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DAVID'S BRIDAL, INC.
                                               --------------------
                                                       (Registrant)


Date: May 16, 2000                           By:  /s/ Edward S. Wozniak
     ------------------                        --------------------------
                                                        Edward S. Wozniak
                                            Senior Vice President Finance,
                                            & Chief Financial Officer